Form 10-K
period 2019-03-31
Kenloc, Inc.
filed 2019-08-20
CIK 1742491

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-230996

KENLOC, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-4678102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Shannon Way #2306, Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310)753-7020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2018 was $nil, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

     48,730,000 shares of common stock as of June 30, 2019.

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Kenloc, Inc., unless otherwise indicated.

ii

PART I

ITEM 1.	BUSINESS

Overview

Kenloc, Inc. was incorporated in Nevada on February 12, 2018.

Our principal executive offices are located at 510 Shannon Way #2306 Redwood City, CA 94065. Our telephone number is (310) 753-7020. Our corporate website is www.kenloc.net.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

General Development of the Business

We were formed to provide consulting and advisory services to Chinese investors interested in real estate investments in the state of California. We intend to assist our clients in finding properties and evaluating them for purchase. Our services include providing strategic advisory, transaction due diligence, and property management services to international and domestic investors. We are not a real estate brokerage firm and do not engage in real estate brokerage activities. Our company currently has no plans to change its business activities or to combine with another business, and we are not aware of any event or circumstance that might cause our company’s plans to change. Our company currently has no revenue or operations and will rely on the sale of our securities and loans from our officers and directors to fund our initial operations. Our company is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933 because it has a specific business plan or purpose.

Our services are focused on the research and analysis of real estate properties; advising clients on the best use of their real estate assets, and on managing their properties. We have no operating history upon which an evaluation of our prospects and us can be based. Our Company has had minimal operations and limited financial resources. The risks, expense, and difficulties encountered by early-stage companies must be considered when evaluating our prospects. Over the next twelve months, we plan to operate our business as set forth in this section.

Our mission is to assist investors in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase of a real estate investment property. We expect to initially focus our marketing efforts in California, where vast amounts of real estate properties were destroyed during the 2017 Tubbs Fire[1].

Our Business Model

We are real estate advisory and consulting services company that assists international, mainly Chinese, real estate investors, with advisory and consulting services focused on providing real estate research, analysis, and acquisition opportunities to them. After our clients’ have decided to purchase a real estate investment property we will offer them our property management services.

We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in international markets, including China.

_____________________

[1] The Tubbs Fire was the most destructive wildfire in California history, burning parts of Napa, Sonoma, and Lake counties in Northern California during October 2017.

Our advisory and consulting services include, but are not limited to the following:

•	Analysis of current trends and transactions.

•	Consulting on structure and financing, including corporate formation services.

•	Investment analysis of properties.

•	Formulating operating strategies for the properties.

•	Assisting in financial modeling.

These services are designed to assist our clients based internationally in developing an investment strategy and making buy-sell-hold decisions. We fully integrate our research with our client dialogue, client relationship development and maintenance, and transaction execution. We intend to coordinate our advisory services with both sales and financing professionals; to provide customized analysis and increase customer loyalty and long-term transaction volume.

In addition, and to complete the advisory and consulting services we provide to international real estate investors, we intend to provide leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of internationally owned offices, residential, retail and mixed-use properties.

Through our advisory and consulting services we analyze the best real estate investment for our clients. Through our property management services, we identify the best use for such investment, maximizing their return on investment.

Our property management services include, but are not limited to the following:

•	Evaluation and determination of an accurate rental rate.

•	Tenant screening and selection.

•	Property inspections, sending our clients periodic reports on the state of their property.

•	Rent collection and other financial services, such as accounting property management services, making insurance, and mortgage payments, etc.

•	Maintenance, repairs, and remodels.

Financial Model

We intend to derive income from our clients for the performance of these services. We also intend to derive income from management fees and operating income. We intend to provide our consulting and advisory services, as well as our property management services for a fee-based compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates and flat fees for our services.

Current Operations

Our operations have been devoted primarily to start-up, development and operational activities, which include:

•	Formation of the Company;

•	Development of our business plan;

•	Evaluating various target real estate investors in China to market our services;

•	Research on marketing channels/strategies for our services;

•	Securing our website domain at www.kenloc.net and developing of our online presence; and

•	Research on services and their pricing.

We are offering services in Chinese, Japanese, and Vietnamese, and to other international investors. Our mission is to assist them remotely in investment and property evaluation strategies; and to provide hands-on, on-site support to acquire and manage their real estate investments. We intend to reduce evaluation time leading to an investment by providing all related information, documents, and resources to them in their native language, allowing our clients to rapidly determine whether to proceed with a purchase. Besides general property evaluation and analysis services, we intend to offer services to assist the principals with property development ideas and investment structure. Once our clients have decided to invest in real estate, we will offer our property management services to help them maximize their return on investment.

In order to attract potential customers, we intend to hold real estate investment conferences in hotel conference rooms and other large venues in China and other markets. For example, on May 31, 2018 our Chief Executive Officer Mr. Yu Wu gave a two-hour conference at the Kingkey TimeMark hotel titled, “The Time to Invest in Real Property.” Through these and other upcoming conferences, we hope to attract potential investors in U.S. real estate holdings.

Our goal is to assist international investors by providing them with the property opportunities, analysis, and guidance to enhance their ability to purchase and manage real estate remotely. We are not real estate brokers and do not intend to offer brokerage services. We are targeting buyers of properties in international markets and property owners in California.

We rely on IP Advisers, Inc. and other third parties for expertise and experience, and applicable real estate and mortgage licensures to consult our clients on real estate projects. We entered into a Professional Services Agreement with IP Advisors (the “Service Provider”), a California corporation on May 1, 2018. Subject to the terms and conditions set forth in the Agreement, we appoint the Services Provider to act as real estate transaction and real estate financing broker with the right to solicit and procure financing for, and the purchase and sale of one or a series of properties to be purchased or owned by us or our authorized service recipients all on the terms and conditions set forth in the applicable statement of work. If the sale of a Property is consummated during the term of the agreement, then we shall pay the Service Provider at the closing of such sale a commission in an amount up to 3.5% of the Sales Price of the Property, paid by the Seller in all cases that are commercially reasonable and not by us. If the finance of a Property is consummated during the term of the agreement, then we shall pay the Service Provider at the closing of such financing a commission in an amount of up to 2% (as mutually agreed upon by the Parties) of any loan granted in connection with the financing of a Property. This Agreement commenced as of the effective date and shall continue thereafter until the completion of the Services under all Statements of Work. Either party, in its sole discretion, may terminate this Agreement or any Statement of Work, in whole or in part, at any time without cause, by providing at least thirty (30) days’ prior written notice to the other party.

Our Growth Strategy

The following are key elements of our strategy:

•	Guide our clients through the challenges of early analysis. We intend to help provide our clients with research and analysis to minimize the time it will take them to evaluate properties. We believe that our services will reduce time, costs, and accelerate the time it would normally take investors to purchase real estate, without the pressure of commission sales professionals. We believe that we can advise them by providing strategic guidance, access to local market intelligence, and opportunities that may not exist through traditional listing services.

•	Apply a structured consulting process to our clients. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend using the Internet and various online research tools. By advising clients in the earliest stages of their evaluation of potential investments, we believe that we will allow them to achieve desired returns without the sales pressure or commissions associated with typical real estate transactions. We intend to use web-based applications to enable us to assist our clients.

•	Consult to diverse, innovative, and dynamic clients. We intend to spread our resources across a wide spectrum of clients in international markets, including China. Some clients will be interested in purchasing or pursuing joint ventures, while others will be interested in developing property. By diversifying our target clients, we believe we will mitigate risk and enhance the value of our services to our clients.

The type of services we provide, work by feeding each other. On the one hand, we offer advisory and consulting services, destined to guide our clients to make the best possible real estate investment decisions; on the other hand, we have first-hand information on the property rental market by providing our property management services. We believe that the key to our business model is to cultivate long-term relationships with high-quality and financially stable investors; and pairing them up with high-quality and financially stable tenants. We believe that where possible, it is best to operate with a strong base of properties within the same area, in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. We intend to attain a high tenant retention rate for our clients by providing a full array of property management, maintenance services and tenant services responsive to the varying needs of a diversified tenant base.

We will initially target the areas affected by the Tubbs Fire. Then we will concentrate our real estate activities in markets where we believe that:

•	current and projected market rents and absorption statistics justify investment and construction activity;

•	we can maximize market penetration by accumulating a critical mass of our clients’ properties and thereby enhance operating efficiencies when it comes to property management;

•	barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums, and limited land to be developed) will create supply constraints on available space; and

•	there is potential for economic growth, particularly job growth and industry diversification.

Market Opportunity

We believe the real estate consulting and advisory industries are sectors of the U.S. economy, which have seen increased activity since interest rates are at their current levels. We believe that an attractive opportunity exists for a company focused on assisting international real estate investors in evaluating real estate opportunities in the United States; and we intend to provide such services. We are focusing on the commercial and residential real estate market. We believe our services will be attractive to international investors because we intend to provide them services and documents in their own language. The following real estate industry trends are some key drivers for real estate investments:

Attractive Yields. According to Real Capital Analytics, average commercial real estate yields (capitalization rates) for the four major property types[2] currently range from 4.0% to 7.0%, which compare favorably to alternative investments such as stocks and bonds.

Strong Property Fundamentals. The U.S. property market landscape has been characterized by continued strong fundamentals, which include supply vs. demand, including future rezoning developments; population growth over the long term; income vs. debt ratios; increased investor flows and high transaction volume.

Availability and Cost of Financing. The availability and low cost of debt financing has been a significant contributor to the recent improvement in the U.S. capital markets and the U.S. commercial real estate market. Low interest rates and improved access to capital are key factors fueling investment sales activity.

Our business will be focused on the private client segment[3], as we believe it represents the largest and most active market segment in the real estate investment industry. Private clients, especially those residing offshore, are impacted by regulatory, personal circumstances or partnership changes that often override market and macroeconomic conditions. Due to these drivers, we believe properties in the $10,000,000 and under segment exhibit a high turnover rate. International investors seek to take advantage of rising prices to lease, dispose of assets, refinance, acquire and/or exchange assets into new opportunities, our Company will offer guidance mainly in Chinese, Japanese, Vietnamese, and other languages for all of those purposes. The attractive financial results for property investment provide the opportunity for redeployment of capital, which supports a high number of sales transactions. Additionally, the private client segment is highly fragmented with many buyers, sellers, and properties in different geographic regions and sectors.

This segment of the market is also underserved. We anticipate our competition will come from brokerage firms, consulting departments of accounting and consulting firms and other real estate advisory firms.

Marketing Strategy

Our marketing strategy is highly dependent on our ability to market our services effectively. We are focusing on two primary marketing strategies, which include offline marketing and online marketing.

Due to the nature of our business where trust is a critical element in client engagement, because there is more personal interaction in offline marketing, we are focusing approximately 70% of our time on our offline marketing activities and approximately 30% of our time on our online marketing activities.

We believe that the proper execution of our marketing strategy will lead to successfully generating revenue for the company. We believe physical presence in the market is a key to build trust from our target customers. We also believe our public brand awareness will further contribute to our brand recognition and improve our performance. We believe the most cost-effective way to gain awareness is by leveraging the use of the internet and various mobile social network applications.

_____________________

[2] Apartments/multi family, office, retail and industrial.

[3] Properties which prizes are under $10,000,000.

Our marketing strategy engages offline and online marketing to cover our target areas in China which are prosperous main cities such as Shenzhen, Guangzhou, Xiamen, and Shanghai. We are targeting high net-worth individuals (“HNWI”) in certain foreign markets. Up to 70% of HNWI are living in these target areas, we expect our marketing strategy to help expand into these new territories reaching more HNWI.

If we are unable to raise enough capital to execute our marketing plan, it would adversely affect our ability to reach target customers in more main cities of China. Thus, we may only implement our activities in Shenzhen to market our services because that will be our most cost-effective city in which to market.

Task	Start Date	End Date	Budget	Source of Funding
Offline Marketing
Educational Events & Seminars	5/1/2018	4/30/2019	$300,000	Advance from director Partly Raised by IPO
Networking Events	9/1/2018	4/30/2019	$300,000	Raised by IPO
Word of Mouth Campaign	10/1/2018	4/30/2019	$150,000	Raised by IPO
Online Marketing
Social Network Marketing	10/1/2018	1/1/2019	$100,000-$225,000	Raised by IPO
Search Engine Optimization (SEO) & Search Engine Marketing	10/1/2018	11/30/2019	$50,000	Raised by IPO

Offline Marketing

Educational Events & Seminars

Consistent with this principal of physical engagement, we organize frequent and targeted events, such as workshops, industry conferences, and other investor education and social events to share our knowledge about real estate markets in the United States with prospective customers. We invite potential customers through our partners and existing database to attend our events. At these events, we introduce our services to see if any potential customers would like to engage in any of our services. We do not solicit investors in this offering or any other securities offerings at these events. These events are often organized in cooperation with distinguished alumni associations and high-profile entrepreneurs.

Networking Events

We participate in company networking events. These events allow us to promote and source potential customers that need our business solution services in their overseas property investments.

Word of Mouth

Word of mouth is one of the most effective marketing tools for our business. We intend to engage in nationwide marketing initiatives to further raise our brand awareness while continuing to improve client satisfaction to strengthen our word of mouth referrals. We intend to continue to focus on referrals as the major avenue of new client development.

Online Marketing

Social Network Marketing

Wechat has been the mainstream mobile online marketing tool for companies in China. According to a 2017 Wechat User Behavior Report, published by Tencent Penguin Intelligence as of the fourth quarter of 2016, Wechat had 889 million monthly active users worldwide. The top two reasons for group chats through Wechat are corporate internal communications and professional networking. As a result of the work-related features of Wechat, we believe that using Wechat can bolster our brand and networking opportunities.

Weibo is a leading social media platform for people to create, distribute and discover Chinese-language content. Weibo combines the means of public self-expression in real time with a powerful platform for social interaction, as well as content aggregation and distribution. Weibo Corporation reported in their official website that in December 2016, Weibo had 313 million monthly active users, which had increased from 236 million monthly active users in December 2015. Weibo serves a wide range of users including ordinary citizens, celebrities and other public figures, as well as media outlets, businesses, government agencies, charities and other organizations, making it a microcosm of Chinese society. For many people in China, Weibo allows them to be heard publicly and exposed to the rich ideas, cultures and experiences of the broader world.

We will create an official company account in Wechat and Weibo, serving as contact platforms for potential customers to contact us. At the same time, we continuously introduce basic real estate information, market research and updates to our account followers, as well as publish articles and proprietary research reports on major business and finance to our accounts.

Search Engine Optimization (SEO) & Search Engine Marketing

Search Engine Optimization and Search Engine Marketing are current strategies we implement to enhance our online appearance in search engines. We have recruited an internal SEO team to handle technical operations in order to improve our exposure by enhancing higher rankings in key word searching.

Competition

The real estate business is highly competitive. Our clients’ properties will compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services, and amenities provided, and the design and condition of the improvements. We also face competition when advising our clients and when attempting to acquire or develop real estate on their behalf, including competition from domestic and foreign financial institutions, REITs, life insurance companies, pension funds, partnerships and individual investors. Additionally, our ability to compete depends upon trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective investors and tenants, availability and cost of capital, construction and renovation costs, land availability, taxes, governmental regulations, legislation, and population trends.

Governmental Regulation

We must comply with various Federal, state, and local regulations in the purchase and sale of properties, but the largest amount of regulation pertains to the management thereof. Numerous regulations require us to maintain properties at a particular standard and, if we lease the properties, we will be required to comply with various landlord-tenant laws.

Additionally, we are subject to all applicable laws, policies, and regulations that govern the financial guarantee industry in China, including those adopted by China’s central bank, the People’s Bank of China (“PBOC”), which sets monetary policy and, together with the State Administration of Foreign Exchange (“SAFE”), foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies.

Regulations were recently promulgated by State Development and Reform Commission, or SDRC, and SAFE, that require registration with, and approval from, Peoples’ Republic of China (“PRC”) government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to the Company’s future offshore or cross-border acquisitions, as well as to the equity interests in offshore companies held by the Company’s PRC shareholders who are considered PRC residents. The Company intends to make all required applications and filings and will require the shareholders of the offshore entities in the Company’s corporate group who are considered PRC residents to make the application and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations and any future legislation concerning offshore or cross-border transactions will be interpreted and implemented by the relevant government authorities.

The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, the Company cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our shareholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would (or wouldn’t be able to) comply with the requirements.

Employees

At the date of this annual report, we have no employees, we are managed by our President, Chief Financial Officer, and Chief Executive Officer, and Director Yu Wu, our Treasurer and Director, Lance Crisler.

We entered into a consulting agreement with Mr. Lance Crisler (the “Consultant”) on March 1, 2018. Pursuant to the terms of the agreement, we retain the Consultant to provide financial consulting services to the Company on a non-exclusive basis, as said services relate to corporate finance matters, including, without limitation, advice regarding business development, investor relations, and other financial and business strategies. The agreement has a term of 12 months commencing from the effective date and subject to renewal of another one year upon the mutual agreement of both parties. The agreement is terminable at the discretion of either party with 30 days advance notice. We agree to pay the Consultant $1,000 per month as compensation for Consultants’ promise to perform the consulting services.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our company owns no real property. Our principal executive offices are located at 510 Shannon Way #2306 Redwood City, CA 94065, and are provided by our Director, Lance Crisler free of charge.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted on any markets or exchanges.

Holders

As of June 30, 2019, we had 22 shareholders of record of our common stock with 48,370,000 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended March 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this current report on Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this current report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this current report on Form 10-K.

Overview

Kenloc, Inc. (the “Company”) is a for profit corporation established in the State of Nevada, on February 12, 2018.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of March 31, 2019 and 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). We will update information in the management discussion and analysis to the extent required by law.

Unless the context otherwise requires, all references to “Kenloc,” “we,” “us,” “our” or the “company” are to Kenloc, Inc. and any subsidiaries.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $136,053. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenue to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds of our recent S-1 Registration Statement declared effective on May 10, 2019 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of our financial statements.

Impact of New Accounting Pronouncements

Our company does not expect the impact of recently issued accounting pronouncements to have a material impact on our company’s results of operations, financial position or cash flows.

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2019 and 2018 and accompanying notes appended thereto that are included in this annual report.

Fiscal Years Ended March 31, 2019 and 2018

We have not earned revenues since inception of the company on February 12, 2018. Our operating results from inception to March 31, 2019, are as follows:

	Year Ended	Inception (February 12, 2018) to
	March 31,	March 31,
	2019	2018
Revenue	$–	$–
Operating expenses	$33,600	$101,000
Net loss	$(35,053)	$(101,000)

Operating Expenses

For the period from February 12, 2018 (inception) to March 31, 2018, operating expenses were comprised of $101,000 for the payment of professional fees to our auditor and legal counsel related to the preparation of our recent S-1 Registration Statement declared effective on May 10, 2019.

For the year ended March 31, 2019, operating expenses were $9,130 for professional fees, $22,000 to officers of the Company for a management fees and $2,470 for office expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and 2018, respectively.

Working Capital

	March 31, 2019	March 31, 2018
Current Assets	$70,118	$25
Current Liabilities	$177,871	$101,025
Working Capital Deficiency	$(107,753)	$(101,000)

Cash Flows

	Year Ended	February 12, 2018 (Inception) to
	March 31, 2019	March 31, 2018
Cash used in operating activities	$(18,182)	$(100,000)
Cash provided by financing activities	$88,275	$100,025
Net Increase in Cash for Year/period	$70,093	$25

As at March 31, 2019 and 2018, our current assets were $70,118 and $25, respectively, solely from cash.

As at March 31, 2019, our current liabilities were $177,871 compared to $101,025 in current liabilities as at March 31, 2018. Stockholders’ deficit was $107,753 as of March 31, 2019, compared to stockholders' deficit of $101,000 as of March 31, 2018. As at March 31, 2019, current liabilities consisted primarily from $160,000 in loans and advances from Lucas Yu Wu, whereas at March 31, 2018, current liabilities were advances from Lucas Yu Wu and Lance Crisler, related parties (our directors), of $100,025.

Operating Activities

Net cash used in operating activities during the year ended March 31, 2019 was $18,182, compared to $100,000 net cash used in operating activities during the period from February 12, 2018 to March 31, 2018.

Financing Activities

Cash provided by financing activities during the year ended March 31, 2019 was $88,275 as compared to $100,025 in cash provided by financing activities during the period from February 12, 2018 to March 31, 2018. For the year ended March 31, 2019, we received $23,200 for the issuance of 2,320,000 shares of common stock to unaffiliated investors, $500 from a director for 50,000 shares of common stock, $4,600 from our CEO, for the payment of a stock subscription receivable, $60,000 for a note payable from our CEO and we repaid $25 for money advanced from a director of the Company. For the period from February 12, 2018 to March 31, 2018, we received $100,000 from Lucas Yu Wu, and $25 from Lance Crisler, directors of the Company for payment of operating expenses.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kenloc, Inc.

Audited Financial Statement

For the Year Ended March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Kenloc, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Kenloc, Inc. (the “Company”) as of March 31, 2019, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses since inception, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants

San Mateo, CA
August 19, 2019

We have served as the Company’s auditor since 2018.

Kenloc, Inc.

Balance Sheets

	As of	As of
	March 31,	March 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$70,118	$25
Total Current Assets	70,118	25

TOTAL ASSETS	$70,118	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,418	$–
Accrued interest - related party	1,453	–
Accrued management fees	14,000	1,000
Notes payable - related party	60,000	–
Due to related parties	100,000	100,025
Total Current Liabilities	177,871	101,025

Total Liabilities	177,871	101,025

Stockholders' Deficit
Preferred stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common stock: 160,000,000 shares authorized; $0.0001 par value 48,370,000 and 46,000,000 shares issued and outstanding at March 31, 2019 and 2018, respectively	4,837	4,600
Additional paid in capital	23,463	–
Stock subscription	–	(4,600)
Accumulated deficit	(136,053)	(101,000)
Total Stockholders' Deficit	(107,753)	(101,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,118	$25

The accompanying notes are an integral part of these audited financial statements.

Kenloc, Inc.

Statements of Operations

		From Inception
	Year Ended	(February 12, 2018) to
	March 31,	March 31,
	2019	2018

Revenues	$–	$–

Operating Expenses
General and administrative	24,470	–
Professional fees	9,130	101,000
Total operating expenses	33,600	101,000

Operating Loss	(33,600)	(101,000)

Other income (expense)
Interest expense	(1,453)	–
Total other expenses	(1,453)	–

Net loss before income taxes	(35,053)	(101,000)
Provision for income taxes	–	–

Net Loss	$(35,053)	$(101,000)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	47,487,151	1,761,702

The accompanying notes are an integral part of these audited financial statements.

Kenloc, Inc.

Statements of Changes in Stockholders’ Deficit

For the Period From Inception (February 12, 2018) to March 31, 2019

					Additional
	Preferred Stock		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Inception - February 12, 2018	–	$–	–	$–	$–	$–	$–	$–
Stock issuance from subscription receivable	–	–	46,000,000	4,600	–	(4,600)	–	–
Net loss for the period	–	–	–	–	–	–	(101,000)	(101,000)
Balance - March 31, 2018	–	$–	46,000,000	$4,600	$–	$(4,600)	$(101,000)	$(101,000)
Payment of subscription receivable	–	–	–	–	–	4,600	–	4,600
Issuance of common shares	–	–	2,370,000	237	23,463	–	–	23,700
Net loss	–	–	–	–	–	–	(35,053)	(35,053)
Balance - March 31, 2019	–	$–	48,370,000	$4,837	$23,463	$–	$(136,053)	$(107,753)

The accompanying notes are an integral part of these audited financial statements.

Kenloc, Inc.

Statements of Cash Flows

		From Inception
	Year Ended	(February 12, 2018) to
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,053)	$(101,000)
Changes in current assets and liabilities:
Accounts payable	2,418	–
Accrued management fees	13,000	1,000
Accrued interest, related party	1,453	–
Net cash used in operating activities	(18,182)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	23,700	–
Proceeds from common stock subscription receivable to founder	4,600	–
Proceeds from related party notes payable	60,000	–
Advances from related parties	–	100,025
Repayment to related party	(25)	–
Net cash provided by Financing Activities	88,275	100,025

Net change in cash for period	70,093	25
Cash at beginning of period	25	–
Cash at end of period	$70,118	$25

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for subscription receivable	$–	$4,600

The accompanying notes are an integral part of these financial statements

Kenloc, Inc.

Notes to Audited Financial Statements

March 31, 2019 and 2018

1.	NATURE OF OPERATIONS

Kenloc, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on February 12, 2018. Unless the context otherwise requires, all references to “Kenloc, Inc.,” “we,” “us,” “our” or the “company” are to Kenloc, Inc.

We intend to provide consulting and advisory services to Chinese investors interested in real estate investments in the state of California. We intend to assist our clients in finding properties and evaluating them for purchase. Providing strategic advisory, transaction due diligence, and property management services to international and domestic investors. Our services are focused on the research and analysis of real estate properties; advising clients on the best use of their real estate assets, and on managing their properties.

To date, the Company’s activities have been limited to the constructing of its website, as well as developing initial business contacts and services.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $136,053. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $70,118 and $25 in cash and cash equivalents as at March 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” ("ASC-606"). ASC-606 requires that the criteria must be met before revenue can be recognized:

•	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
•	The Company can identify each party’s rights regarding the goods or services to be transferred.
•	The Company can identify the payment terms for the goods or services to be transferred.
•	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
•	It is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. In evaluating whether collectability of an amount of consideration is probable, an entity shall consider only the customer’s ability and intention to pay that amount of consideration when it is due. The amount of consideration to which the entity will be entitled may be less than the price stated in the contract if the consideration is variable because the entity may offer the customer a price concession.

Basic and Diluted Net Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of March 31, 2019 and 2018, the Company did not have any potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4.	RELATED PARTY TRANSACTIONS

Due to Related Parties

During the year ended March 31, 2019, the Company repaid $25 to Lance Crisler, a director. As of March 31, 2019, there were advances of $100,000 owing to Lucas Yu Wu, a director. As of March 31, 2018, there were advances of $100,000 and $25 owing to Lucas Yu Wu, a director, and Lance Crisler, a director, respectively. The advances bear no interest, and are due upon demand.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to an officer, who is also our majority shareholder, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after demand and have an annual interest rate of 2.67%. Notes payable and accrued interest as of March 31, 2019 and March 31, 2018, consist of the following:

	March 31,	March 31,
	2019	2018
Notes payable	$60,000	$–
Accrued interest	$1,453	$–

For the year ended March 31, 2019, interest expense was $1,453. The Company plans to pay the notes payable and accrued interest as cash flows become available.

Management fees

During the year ended March 31, 2019, the Company recorded $18,000 in management fees to two officers of the Company and $4,000 to a former director, who resigned as of February 28, 2019. As of March 31, 2019, and 2018, there were accrued management fees of $14,000 and $1,000 owing to these officers and former director, respectively.

Common shares issued

On May 30, 2018, an officer who is also a director of the Company, purchased 50,000 shares of common stock for $500.

5.	STOCKHOLDERS’ EQUITY

Preferred stock

The Company has 40,000,000 shares of common stock authorized with a par value of $0.0001 per share.

Our articles of incorporation authorize our board of directors to issue “blank check” preferred stock. The board of directors may divide this preferred stock into series and establish the rights, preferences, and privileges thereof. The board of directors may, without prior stockholder approval, issue any or all of the shares of this preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the relative voting power or other rights of our common stock.

Common stock

The Company has 160,000,000 shares of common stock authorized with a par value of $0.0001 per share.

On March 13, 2018, the Company and Lucas Yu Wu, an individual (“Purchaser”) entered into a Founder Common Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser hereby agrees to purchase from the Company, and the Company hereby agrees to sell to Purchaser, an aggregate of 46,000,000 shares of the Common Stock of the Company (the “Stock”) at $0.0001 per share, for an aggregate purchase price of $4,600. Shares were issued on March 13, 2018 and payment for the shares were received during April 2018.

During the year ended March 31, 2019, the Company issued 2,370,000 shares of common stock as follows,

•	2,320,000 shares for $23,200
•	50,000 shares to our officer for $500 (See Note 4)

As of March 31, 2019 and 2018, the Company had 48,370,000 and 46,000,000 shares issued and outstanding, respectively.

6.	INCOME TAX

The Company was established in the State of Nevada in United States and is subject to Nevada State and US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of March 31, 2019, the Company has accumulated net operating losses of $143,517, which carryovers as deferred tax asset which begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	March 31,	March 31,
	2019	2018
Net loss before income taxes	$(35,053)	$(101,000)

Tax expenses (benefit) at the statutory tax rate	(7,361)	(21,210)

Tax effects of:
Valuation allowance	7,361	21,210
	$–	$–

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent events requires recognition or disclosure to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Our company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of our company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, our company’s disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, our management concluded that, as of and for the year ended March 31, 2019, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2019.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2019.

Management believes that the appointment of one or more independent directors, will remedy the lack of a majority of outside directors on our company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of IFRS and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties.

Any effort to increase the size of the Board of Directors, appoint independent directors or personnel is conditional upon our company raising additional capital.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment
Yu Wu	28	President, Chief Executive Officer, Chief Financial Officer, Secretary, Chairman and Director	February 12, 2018
Lance Crisler	38	Treasurer and Director	March 1, 2018

(c) Identification of certain significant employees.

Our company currently does not have any employees.

(d) Family relationships.

None.

(e) Business experience.

Yu Wu – President, Chief Executive Officer, Chief Financial Officer, Secretary, Chairman and Director

Yu “Lucas” Wu graduated from Ngee Ann Polytechnic Business IT in 2012. He has comprehensive knowledge of business management, business information technology, and macroeconomics. He has over 5 years of experience in residential and commercial real estate since he joined Far East Organization, one of Asia’s largest real estate groups, as marketing manager in 2012. While working with Far East Group, Lucas was in charge of projects in Singapore and Suzhou China, and was awarded as one of the companies “Top 10 Business Intellectuals.” He left the company in 2014 after successfully launching an industrial park in Suzhou. In 2015 Lucas joined CIFAL International as project manager to help develop and industrial park in Kenya. He successfully contributed to the building of CIFAL’s first industrial park called CIP, located in Nairobi. CIP has attracted the attention of multiple Chinese factories looking for cheaper labor under the “Belt and Road Initiative.” CIFAL’s first industrial park attracted the attention of neighboring countries and Lucas continued to develop the company’s business relationship with Uganda to try and mimic an industrial park in that country. Lucas Wu left CIFAL in 2017 to dedicate his entrepreneurial efforts into a long-term real estate investment company focusing on the development of commercial and residential properties in the United States and East Africa. Mr. Wu has a commitment to the Company and has a deep network of investors who want to see the company succeed. Mr. Wu has a sizeable following of people in Asia who will attend lectures about real estate given by Mr. Wu. Mr. Wu’s qualifications to serve as a director stem from his intimate understanding of our business operations and ability to assist in raising capital.

Lance Crisler – Treasurer and Director

Lance Crisler, our Treasurer and Director, is a San Francisco-based business professional with 5 years of experience in international consulting and management. He is an expert on cross-cultural business investments between China and the U.S., and he specializes in real estate acquisition, property management, relocation protocols, investment consultation, and comprehensive educational planning for both international and local clientele, specializing in Asia. From 2012-2014, Lance worked for UCLA as a lead strategist for the East Asia program where he spearheaded training programs, and managed and implemented recruitment and funding initiatives for UCLA’s ventures with Chinese institutions. From 2015 to the present, Lance has successfully secured multiple funding packages from Chinese investors in both private and public companies in Asia and in the United States. Additionally, Lance is multi-lingual with near-native fluency in Mandarin and conversational Japanese, and, as a professionally trained scholar, he is the recipient of several internationally recognized fellowships, including a Fulbright fellowship from 2014-2015 and various Area Studies awards. He graduated with Bachelors’ degrees in English and Chinese, and holds graduate degrees from the University of Colorado, Boulder (MA Chinese) and UCLA (PhD Chinese). He teaches university-level courses on Chinese cultural issues and Mandarin. Lance’s qualifications to serve as a director stem from his fluency in Chinese language and culture that will help him to attract clientele and communicate effectively with Chinese investors.

(f) Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 9.99% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. Our Code of Ethics was filed as an Exhibit to our Registration Statement on Form S-1 filed on April 23, 2019. A copy may also be obtained free of charge by writing to Kenloc, Inc., Attn: Chief Executive Officer, 510 Shannon Way #2306 Redwood City, CA 94065.

Audit Committee

We do not have an Audit Committee. The Company's board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yu Wu President, CEO, CFO, Secretary and Chairman	2019 2018	6,000 0	0 0	0 0	0 0	0 0	0 0	0 0	6,000 0
Lance Crisler Treasurer and Director	2019 2018	12,000 1,000	0 0	0 0	0 0	0 0	0 0	0 0	12,000 1,000

Except as disclosed, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

We entered into a consulting agreement with Mr. Lance Crisler (the “Consultant”) on March 1, 2018. Pursuant to the terms of the agreement, we retain the Consultant to provide financial consulting services to the Company on a non-exclusive basis, as said services relate to corporate finance matters, including, without limitation, advice regarding business development, investor relations, and other financial and business strategies. The agreement has a term of 12 months commencing from the effective date and subject to renewal of another one year upon the mutual agreement of both parties. The agreement is terminable at the discretion of either party with 30 days advance notice. We agree to pay the Consultant $1,000 per month as compensation for Consultants’ promise to perform the consulting services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Yu Wu 510 Shannon Way #2306 Redwood City, CA 94065	46,000,000	95.1%
Lance Crisler 510 Shannon Way #2306 Redwood City, CA 94065	50,000	0.1%
Directors and Executive Officers as a Group	46,050,000	95.2%

_______________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2019. As of June 30, 2019, there were 48,370,000 shares of our common stock issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

We have entered into the following material related party transactions:

On March 13, 2018, the Company and Lucas Yu Wu, an individual (“Purchaser”) entered into a Founder Common Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser hereby agrees to purchase from the Company, and the Company hereby agrees to sell to Purchaser, an aggregate of 46,000,000 shares of the Common Stock of the Company (the “Stock”) at $0.0001 per share, for an aggregate purchase price of $4,600. Shares were issued on March 13, 2018 and payment for the shares were received during April 2018.

As of March 31, 2018, there were advances of $100,000 from Lucas Yu Wu, a director, for the purpose of set-up costs of the Company. There were advances of $25 from Lance Crisler, a director, for the purpose of establishing a bank account for operating the Company.

During May 2018, the Company repaid $25 to Lance Crisler.

As of March 31, 2019, our director and treasurer, Lance Crisler, purchased 50,000 shares of the Company for $500. Mr. Crisler purchased 10,000 and 40,000 shares of common stock, during May 2018 and September 2018, respectively.

Demand Promissory Note, dated April 20, 2018 whereby Mr. Yu Wu loaned the Company $30,000 at an annual interest rate of 2.67%. Demand Promissory Note, dated June 1, 2018 whereby Mr. Yu Wu loaned the Company $30,000 at an annual interest rate of 2.67%. For the year ended March 31, 2019, interest expense was $1,453, for these promissory notes.

During the year ended March 31, 2019, the Company recorded $18,000 in management fees to two officers of the Company and $4,000 to a former director, who resigned as of February 28, 2019. As of March 31, 2019, and 2018, there were accrued management fees of $14,000 and $1,000 owing to these officers and former director, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2019 and for fiscal year ended March 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended March 31, 2019	Year Ended March 31, 2018

Audit Fees	$–	$25,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$–	$25,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	April 23, 2019
3.2	By-Laws	S-1	3.2	April 23, 2019
(10)	Material Contracts
10.1	Consulting Agreement with director Lance Crisler	S-1	10.2	April 23, 2019
10.2	Professional Services Agreement with Real Estate Brokerage and Mortgage firm IP Advisors, Inc.	S-1	10.3	April 23, 2019
10.3	Inventions and Proprietary Rights Assignment Agreement	S-1	10.4	April 23, 2019
10.4	Consulting Agreement with Lucas Yu Wu	S-1	10.5	April 23, 2019
(14.)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	April 23, 2019
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KENLOC, INC.

Dated August 20, 2019	By:	/s/ Yu Wu
Yu Wu
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 20, 2019	/s/ Yu Wu
Yu Wu
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 20, 2019	/s/ Lance Crisler
Lance Crisler
Director

