Form 10-Q
period 2019-06-30
Kenloc, Inc.
filed 2019-08-28
CIK 1742491

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-230996

KENLOC, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4678102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

510 Shannon Way #2306, Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

(310) 753-7020

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  YES [  ]  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X]  YES [  ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ]  YES [X]  NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ]  YES [  ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 48,370,000 shares of common stock issued and outstanding as of August 26, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Kenloc, Inc.

Unaudited Financial Statements

For the Three Months Ended June 30, 2019

Kenloc, Inc.

Balance Sheets

(Unaudited)

	June 30,	March 31,
	2019	2019
ASSETS
Current Assets
Cash and cash equivalents	$57,286	$70,118
Total Current Assets	57,286	70,118

TOTAL ASSETS	$57,286	$70,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,637	$2,418
Accrued interest - related party	1,866	1,453
Accrued management fees	9,000	14,000
Notes payable - related party	60,000	60,000
Due to related parties	100,000	100,000
Total Current Liabilities	172,503	177,871

Total Liabilities	172,503	177,871

Stockholders' Deficit
Preferred stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common stock: 160,000,000 shares authorized; $0.0001 par value 48,370,000 shares issued and outstanding	4,837	4,837
Additional paid in capital	23,463	23,463
Accumulated deficit	(143,517)	(136,053)
Total Stockholders' Deficit	(115,217)	(107,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,286	$70,118

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Revenues	$–	$–

Operating Expenses
General and administrative	6,050	3,120
Professional fees	1,001	1,115
Total operating expenses	7,051	4,235

Operating Loss	(7,051)	(4,235)

Other expense
Interest expense	(413)	(211)
Total other expenses	(413)	(211)

Net Income before income taxes	(7,464)	(4,446)
Provision for income taxes	–	–
Net Loss	$(7,464)	$(4,446)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	48,370,000	46,555,604

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Changes in Stockholders’ Deficit

For the three months ended June 30, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2019	48,370,000	$4,837	$23,463	$(136,053)	$(107,753)

Net loss	–	–	–	(7,464)	(7,464)
Balance - June 30, 2019	48,370,000	$4,837	$23,463	$(143,517)	$(115,217)

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - March 31, 2018	46,000,000	$4,600	$–	$(4,600)	$(100,000)	$(100,000)

Payment of subscription receivable	–	–	–	4,600	–	4,600
Issuance of common shares	1,580,000	158	15,642	–	–	15,800
Net loss	–	–	–	–	(4,446)	(4,446)
Balance - June 30, 2018	47,580,000	$4,758	$15,642	$–	$(104,446)	$(84,046)

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,464)	$(4,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accounts payable	(781)	298
Accrued management fees	(5,000)	–
Accrued interest, related party	413	211
Net cash used in operating activities	(12,832)	(3,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	15,800
Proceeds from common stock subscription to founder	–	4,600
Proceeds from related party notes payable	–	60,000
Repayment to related party	–	(25)
Net cash provided by Financing Activities	–	80,375

Net change in cash for period	(12,832)	76,438
Cash at beginning of period	70,118	25
Cash at end of period	$57,286	$76,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on August 20, 2019.

Going Concern

The accompanying unaudited financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2019, the Company had an accumulated deficit of $143,517. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

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

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $57,286 and $70,118 in cash and cash equivalents as at June 30, 2019 and March 31, 2019, respectively.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4.	RELATED PARTY TRANSACTIONS

Due to Related Parties

As of June 30, 2019 and March 31, 2019, there were advances of $100,000 owing to Lucas Yu Wu, who is our majority shareholder, officer and director. The advances bear no interest, and are due upon demand.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to an Mr. Yu, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after demand and have an annual interest rate of 2.67%. Notes payable and accrued interest as of June 30, 2019 and March 31, 2019, consist of the following:

	June 30,	March 31,
	2019	2019
Notes payable – related party	$60,000	$60,000
Accrued interest – related party	$1,866	$1,453

For the three months ended June 30, 2019 and 2018, interest expense was $413 and $211, respectively. The Company plans to pay the notes payable and accrued interest as cash flows become available.

Management fees

During the three months ended June 30, 2019, the Company recorded $6,000 in management fees to two officers of the Company. As of June 30, 2019 and March 31, 2019, there were accrued management fees of $9,000 and $14,000 owing to our officers and former director, respectively.

5.	SUBSEQUENT EVENTS

Management evaluated all events subsequent to the balance sheet date through the date these financial statements were available to be issued and determined there are no events to report.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Kenloc, Inc., unless otherwise indicated.

General Overview

Kenloc, Inc. was incorporated in Nevada on February 12, 2018.

Our principal executive offices are located at 510 Shannon Way #2306 Redwood City, CA 94065. Our telephone number is (310) 753-7020. Our corporate website is www.kenloc.net.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Our Current Business

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

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited interim financial statements for the three months ended June 30, 2019 and 2018 and accompanying notes appended thereto that are included in this quarterly report.

Three Months Ended June 30, 2019 and 2018

We have not earned revenues since inception of the company on February 12, 2018. Our operating results for the three months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended
	June 30,
	2019	2018	Increase
Operating expenses	$7,051	$4,235	$2,816
Other expense	$413	$211	$202
Net loss	$7,464	$4,446	$3,018

Operating Expenses

For the three months ended June 30, 2019, operating expenses were $1,001 for professional fees, $6,000 to officers of the Company for management fees and $50 for office expenses.

For the three months ended June 30, 2018, operating expenses were $1,115 for professional fees, $3,000 to officers of the Company for management fees and $120 for office expenses.

Other Expenses

For the three months ended June 30, 2019 and 2018, other expenses were $413 and $211 for interest on loans from a related party, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2019 and 2018, respectively.

Working Capital

	June 30,	March 31,	Increase
	2019	2019	(Decrease)
Current Assets	$57,286	$70,118	$(12,832)
Current Liabilities	$172,503	$177,871	$(5,368)
Working Capital Deficiency	$(115,217)	$(107,753)	$7,464

Cash Flows

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
Cash used in operating activities	$(12,832)	$(3,937)	$8,895
Cash provided by financing activities	$–	$80,375	$(80,375)
Net Increase (Decrease) In Cash for period	$(12,832)	$76,438	$(89,270)

As at June 30, 2019 and March 31, 2019, our current assets were $57,286 and $70,118, respectively, solely from cash.

As at June 30, 2019, our current liabilities were $172,503 compared to $177,871 in current liabilities as at March 31, 2019. Stockholders’ deficit was $115,217 as of June 30, 2019, compared to stockholders' deficit of $107,753 as of March 31, 2019. As at June 30, 2019 and March 31, 2019, current liabilities consisted primarily from $160,000 in loans and advances from Lucas Wu.

Operating Activities

Net cash used in operating activities during the three months ended June 30, 2019 was $12,832, compared to $3,937 net cash used in operating activities during the three months ended June 30, 2018.

Financing Activities

Cash provided by financing activities during the three months ended June 30, 2019 was $0 as compared to $80,375 in cash provided by financing activities during the three months ended June 30, 2018. For the three months ended June 30, 2018, we received $15,700 for the issuance of 1,570,000 shares of common stock to unaffiliated investors, $100 from a director for 10,000 shares of common stock, $4,600 from our CEO, for the payment of a stock subscription receivable, $60,000 for a note payable from our CEO and we repaid $25 for money advanced from a director of the Company.

Cash Requirements and Goring Concern

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. Management plans to fund operations of the Company through the proceeds of our recent S-1 Registration Statement declared effective on May 10, 2019 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	April 23, 2019
3.2	By-Laws	S-1	3.2	April 23, 2019

(10)	Material Contracts
10.1	Consulting Agreement with director Lance Crisler	S-1	10.2	April 23, 2019
10.2	Professional Services Agreement with Real Estate Brokerage and Mortgage firm IP Advisors, Inc.	S-1	10.3	April 23, 2019
10.3	Inventions and Proprietary Rights Assignment Agreement	S-1	10.4	April 23, 2019
10.4	Consulting Agreement with Lucas Yu Wu	S-1	10.5	April 23, 2019

(14.)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	April 23, 2019

(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenloc, Inc.
(Registrant)
Dated: August 28, 2019	/s/ Yu Wu
Yu Wu
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

