Form 10-Q
period 2019-09-30
Kenloc, Inc.
filed 2019-11-19
CIK 1742491

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission File Number	333-230996

KENLOC, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4678102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

510 Shannon Way #2306, Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

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

48,730,000 shares of common stock issued and outstanding as of November 14, 2019

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Kenloc, Inc.

Unaudited Financial Statements

For the Six Months Ended September 30, 2019

Kenloc, Inc.

Balance Sheets

(Unaudited)

	As of	As of
	September 30,	March 31,
	2019	2019
ASSETS
Current Assets
Cash	$48,814	$70,118
Total Current Assets	48,814	70,118

TOTAL ASSETS	$48,814	$70,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,331	$2,418
Accrued interest - related party	2,283	1,453
Accrued management fees	8,000	14,000
Notes payable - related party	60,000	60,000
Due to related parties	104,000	100,000
Total Current Liabilities	177,614	177,871

Total Liabilities	177,614	177,871

Stockholders' Deficit
Preferred stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common stock: 160,000,000 shares authorized; $0.0001 par value 48,372,300 shares issued and outstanding	4,837	4,837
Additional paid in capital	24,325	23,463
Accumulated deficit	(157,962)	(136,053)
Total Stockholders' Deficit	(128,800)	(107,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,814	$70,118

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$–	$–	$–	$–

Operating Expenses
General and administrative	4,165	4,105	10,215	8,225
Professional fees	9,863	1,698	10,864	2,813
Total operating expenses	14,028	5,803	21,079	11,038

Operating Loss	(14,028)	(5,803)	(21,079)	(11,038)

Other expense
Interest expense	(417)	(417)	(830)	(628)
Total other expenses	(417)	(417)	(830)	(628)

Net loss before income taxes	(14,445)	(6,220)	(21,909)	(11,666)
Provision for income taxes	–	–	–	–
Net Loss	$(14,445)	$(6,220)	$(21,909)	$(11,666)

Basic and Diluted Loss per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	48,371,250	47,588,152	48,370,625	47,068,859

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Changes in Stockholders’ Deficit

For the six months ended September 30, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - March 31, 2019	48,370,000	$4,837	$23,463	$–	$(136,053)	$(107,753)

Net loss	–	–	–	–	(7,464)	(7,464)
Balance - June 30, 2019	48,370,000	4,837	23,463	–	(143,517)	(115,217)

Issuance of common shares	2,300	–	862	–	–	862
Net loss	–	–	–	–	(14,445)	(14,445)
Balance - September 30, 2019	48,372,300	$4,837	$24,325	$–	$(157,962)	$(128,800)

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - March 31, 2018	46,000,000	$4,600	$–	$(4,600)	$(99,000)	$(99,000)

Payment of subscription receivable	–	–	–	4,600	–	4,600
Issuance of common shares	1,580,000	158	15,642	–	–	15,800
Net loss	–	–	–	–	(5,446)	(5,446)
Balance - June 30, 2018	47,580,000	4,758	15,642	–	(104,446)	(84,046)

Issuance of common shares	150,000	15	1,485	–	–	1,500
Net loss	–	–	–	–	(6,220)	(6,220)
Balance - September 30, 2018	47,730,000	$4,773	$17,127	$–	$(110,666)	$(88,766)

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,909)	$(11,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accounts payable	913	1,500
Accrued management fees	(6,000)	3,000
Due to related parties	4,000	–
Accrued interest, related party	830	628
Net cash used in operating activities	(22,166)	(6,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	862	17,300
Proceeds from common stock subscription to founder	–	4,600
Proceeds from related party notes payable	–	60,000
Repayment to related party	–	(25)
Net cash provided by Financing Activities	862	81,875

Net change in cash for period	(21,304)	75,337
Cash at beginning of period	70,118	25
Cash at end of period	$48,814	$75,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on August 20, 2019.

GOING CONCERN

The accompanying unaudited financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $157,962. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $48,814 and $70,118 in cash and cash equivalents as at September 30, 2019 and March 31, 2019, respectively.

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

Due to Related Parties

As of September 30, 2019 and March 31, 2019, there were advances of $100,000 owing to Lucas Yu Wu, who is our majority shareholder, officer and director. The advances bear no interest and are due upon demand.

During the six months ended September 30, 2019 and 2018, our officer and director paid $4,000 and $0, respectively, for a management fees due to Lance Crisler, our former director.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to an Mr. Yu Wu, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after demand and have an annual interest rate of 2.67%. Notes payable and accrued interest as of September 30, 2019 and March 31, 2019, consist of the following:

	September 30,	March 31,
	2019	2019
Notes payable - related party	$60,000	$60,000
Accrued interest - related party	$2,283	$1,453

For the six months ended September 30, 2019 and 2018, interest expense was $830 and $628, respectively. The Company plans to pay the notes payable and accrued interest as cash flows become available.

Management fees

During the six months ended September 30, 2019, the Company recorded $10,000 in management fees to two officers of the Company. As of September 30, 2019, and March 31, 2019, there were accrued management fees of $8,000 and $14,000 owing to our officer and former director, respectively.

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Our mission is to assist investors in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase of a real estate investment property. We expect to initially focus our marketing efforts in California, where vast amounts of real estate properties were destroyed during the 2017 Tubbs Fire1.

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

1 The Tubbs Fire was the most destructive wildfire in California history, burning parts of Napa, Sonoma, and Lake counties in Northern California during October 2017.

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

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited interim financial statements for the six months ended September 30, 2019 and 2018 and accompanying notes appended thereto that are included in this quarterly report.

Three Months Ended September 30, 2019 and 2018

We have not earned revenues since inception of the company on February 12, 2018. Our operating results for the six months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended
	September 30,
	2019	2018	Increase
Operating expenses	$14,028	$5,803	$8,225
Other expense	$417	$417	$–
Net loss	$14,445	$6,220	$8,225

Operating Expenses

For the three months ended September 30, 2019, operating expenses were $9,863 for professional fees, $4,000 to officers of the Company for management fees and $165 for office expenses.

For the three months ended September 30, 2018, operating expenses were $1,698 for professional fees, $3,000 to officer of the Company for management fees and $1,105 for office expenses.

Other Expenses

For the three months ended September 30, 2019 and 2018, other expenses were $417 and $417 for interest on loans from a related party, respectively.

Six Months Ended September 30, 2019 and 2018

Our operating results for the six months ended September 30, 2019 and 2018, are as follows:

	Six Months Ended
	September 30,
	2019	2018	Increase
Operating expenses	$21,079	$11,038	$10,041
Other expense	$830	$628	$202
Net loss	$21,909	$11,666	$10,243

Operating Expenses

For the six months ended September 30, 2019, operating expenses were $10,864 for professional fees, $10,000 to officers of the Company for management fees and $215 for office expenses.

For the six months ended September 30, 2018, operating expenses were $2,813 for professional fees, $6,000 to officer of the Company for management fees and $2,225 for office expenses.

Other Expenses

For the six months ended September 30, 2019 and 2018, other expenses were $830 and $628 for interest on loans from a related party, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and 2018, respectively.

Working Capital

	September 30,	March 31,	Increase
	2019	2019	(Decrease)
Current Assets	$48,814	$70,118	$(21,304)
Current Liabilities	$177,614	$177,871	$(257)
Working Capital Deficiency	$(128,800)	$(107,753)	$21,047

Cash Flows

	Six Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
Cash used in operating activities	$22,166	$6,538	$15,628
Cash provided by financing activities	$862	$81,875	$(81,013)
Net Increase (Decrease) In Cash for period	$(21,304)	$75,337	$(96,641)

As at September 30, 2019 and March 31, 2019, our current assets were $48,814 and $70,118, respectively, solely from cash.

As at September 30, 2019, our current liabilities were $177,614 compared to $177,871 in current liabilities as at March 31, 2019. Stockholders’ deficit was $128,800 as of September 30, 2019, compared to stockholders' deficit of $107,753 as of March 31, 2019. As at September 30, 2019 and March 31, 2019, current liabilities consisted primarily from $160,000 in loans and advances from Lucas Wu.

Operating Activities

Net cash used in operating activities during the six months ended September 30, 2019 was $22,166, compared to $6,538 net cash used in operating activities during the six months ended September 30, 2018.

Financing Activities

Cash provided by financing activities during the six months ended September 30, 2019 was $862 as compared to $81,875 in cash provided by financing activities during the six months ended September 30, 2018. For the six months ended September 30, 2019, we received $862 for issuance of 2,300 shares of common stock to unaffiliated investors.

For the six months ended September 30, 2018, we received $17,300 for the issuance of 1,730,000 shares of common stock, $4,600 from our CEO, for the payment of a stock subscription receivable, $60,000 for a note payable from our CEO and we repaid $25 for money advanced from an officer of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2019, Lance Crisler resigned as treasurer and director of our company. Mr. Crisler’s resignation was not the result of any disagreements with our company, our company’s management or our board of directors.

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

Kenloc, Inc.
(Registrant)

Dated: November 19, 2019	/s/ Yu Wu
Yu Wu
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

