Form 10-Q
period 2019-12-31
Kenloc, Inc.
filed 2020-02-14
CIK 1742491

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2019

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission File Number	333-230996

KENLOC, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4678102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

510 Shannon Way #2306, Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

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
		[X]	YES	[_]	NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
		[X]	YES	[_]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[_]	Accelerated filer			[_]
Non-accelerated filer	[X]	Smaller reporting company			[X]
		Emerging growth company			[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
		[_]	YES	[X]	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

48,372,300 shares of common stock issued and outstanding as of February 13, 2020

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Kenloc, Inc.

Unaudited Financial Statements

For the Nine Months Ended December 31, 2019

Kenloc, Inc.

Balance Sheets

(Unaudited)

	As of	As of
	December 31,	March 31,
	2019	2019
ASSETS
Current Assets
Cash	$10,618	$70,118
Total Current Assets	10,618	70,118

TOTAL ASSETS	$10,618	$70,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,768	$2,418
Accrued interest - related party	–	1,453
Accrued management fees	11,000	14,000
Notes payable - related party	–	60,000
Due to related parties	–	100,000
Total Current Liabilities	13,768	177,871

Total Liabilities	13,768	177,871

Stockholders' Deficit
Preferred Stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common Stock: 160,000,000 shares authorized; $0.0001 par value 48,372,300 shares issued and outstanding	4,837	4,837
Additional Paid In Capital	158,895	23,463
Accumulated Deficit	(166,882)	(136,053)
Total Stockholders' Deficit	(3,150)	(107,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,618	$70,118

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$–	$–	$–	$–

Operating Expenses
General and administrative	3,115	8,175	13,330	16,400
Professional fees	5,518	3,643	16,382	6,456
Total operating expenses	8,633	11,818	29,712	22,856

Operating Loss	(8,633)	(11,818)	(29,712)	(22,856)

Other Expense
Interest expense	(287)	(417)	(1,117)	(1,045)
Total other expenses	(287)	(417)	(1,117)	(1,045)

Net Loss Before Income Taxes	(8,920)	(12,235)	(30,829)	(23,901)
Provision for income taxes	–	–	–	–

Net Loss	$(8,920)	$(12,235)	$(30,829)	$(23,901)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	48,372,300	47,770,000	48,371,183	47,302,572

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended December 31, 2019

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - March 31, 2019	48,370,000	$4,837	$23,463	$–	$(136,053)	$(107,753)
Net loss	–	–	–	–	(7,464)	(7,464)
Balance - June 30, 2019	48,370,000	4,837	23,463	–	(143,517)	(115,217)
Issuance of common shares	2,300	–	862	–	–	862
Net loss	–	–	–	–	(14,445)	(14,445)
Balance - September 30, 2019	48,372,300	4,837	24,325	–	(157,962)	(128,800)
Debt forgiveness by related party	–	–	134,570	–	–	134,570
Net loss	–	–	–	–	(8,920)	(8,920)
Balance - December 31, 2019	48,372,300	$4,837	$158,895	$–	$(166,882)	$(3,150)

For the Nine Months Ended December 31, 2018

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - March 31, 2018	46,000,000	$4,600	$–	$(4,600)	$(101,000)	$(101,000)
Payment of subscription receivable	–	–	–	4,600	–	4,600
Issuance of common shares	1,580,000	158	15,642	–	–	15,800
Net loss	–	–	–	–	(5,446)	(5,446)
Balance - June 30, 2018	47,580,000	4,758	15,642	–	(106,446)	(86,046)
Issuance of common shares	150,000	15	1,485	–	–	1,500
Net loss	–	–	–	–	(6,220)	(6,220)
Balance - September 30, 2018	47,730,000	4,773	17,127	–	(112,666)	(90,766)
Issuance of common shares	40,000	4	396	–	–	400
Net loss	–	–	–	–	(12,235)	(12,235)
Balance - December 31, 2018	47,770,000	$4,777	$17,523	$–	$(124,901)	$(102,601)

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,829)	$(23,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accounts payable	350	2,336
Accrued management fees	(3,000)	8,000
Due to related parties	4,000	–
Accrued interest, related party	(883)	1,045
Net cash used in operating activities	(30,362)	(12,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	862	17,700
Proceeds from common stock subscription to founder	–	4,600
Repayment to related party	–	(25)
Proceeds from related party notes payable	–	60,000
Note payable repayment - related party	(30,000)	–
Net cash provided by (used in) Financing Activities	(29,138)	82,275

Net change in cash for period	(59,500)	69,755
Cash at beginning of period	70,118	25
Cash at end of period	$10,618	$69,780

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$2,000	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiven by related party	$134,570	$–

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Notes to Unaudited Financial Statements

December 31, 2019

1.                   Nature of Operations.

Kenloc, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the state of Nevada, United States of America on February 12, 2018. Unless the context otherwise requires, all references to “Kenloc, Inc.,” “we,” “us,” “our” or the “company” are to Kenloc, Inc.

We intend to be a full-service real estate company, including providing consulting and advisory services to Chinese investors interested in real estate investments. We intend to assist our clients in finding properties in the state of California and evaluating them for purchase. Providing strategic advisory, transaction due diligence, and property management services to international and domestic investors. Our services are focused on the research and analysis of real estate properties; advising clients on the best use of their real estate assets, and on managing their properties.

To date, the Company’s activities have been limited to developing initial business contacts and services in the real estate industry. Current president and chief executive officer, Fei Hao, also serves as the president and chief executive officer of another real estate company and aims to utilize her contacts in the industry to expand the Company’s activities.

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on August 20, 2019.

Going Concern

The accompanying unaudited financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2019, the Company had an accumulated deficit of $166,882. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $10,618 and $70,118 in cash and cash equivalents as at December 31, 2019 and March 31, 2019, respectively.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4.                   Related Party Transactions

Due to Related Parties

As of December 31, 2019, and March 31, 2019, there were advances of $0 and $100,000 owing to Lucas Yu Wu, who was our majority shareholder, officer and director, respectively until his resignation on January 15, 2020. The advances bear no interest and have been forgiven as of December 31, 2019.

During the nine months ended December 31, 2019 and 2018, Lucas Yu Wu, our officer and director, who has since resigned, paid $4,000 and $0, respectively, for a management fees due to Lance Crisler, our former director. As of December 31, 2019, an amount of $4,000 payable to Lucas Yu Wu was forgiven.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to Mr. Yu Wu, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after demand and have an annual interest rate of 2.67%. As of December 31, 2019, $30,000 note and interest of $2,000 were repaid to the holder and $30,000 note and $570 of accrued interest was forgiven by Mr. Yu Wu.

Notes payable and accrued interest as of December 31, 2019 and March 31, 2019, consist of the following:

	December 31,	March 31,
	2019	2019
Notes payable - related party	$–	$60,000

Accrued interest - related party	$–	$1,453

For the nine months ended December 31, 2019 and 2018, interest expense was $1,117 and $1,045, respectively.

Management fees

During the nine months ended December 31, 2019, the Company recorded $13,000 in management fees to two officers of the Company. As of December 31, 2019, and March 31, 2019, there were accrued management fees of $11,000 and $14,000 owing to our officer and former director, respectively.

5.                   Subsequent Events

Management evaluated all events subsequent to the balance sheet date through the date these financial statements were available to be issued.

The Company executed a stock purchase agreement with Fei Hao (the “Buyer”) whereby the Buyer purchased from Lucas Yu Wu, 46,000,000 shares of the Company’s common stock representing 95.115% of the total number of shares outstanding of the Company’s common stock, effective January 15, 2020 (the “Stock Purchase”). As a result of the share transfer pursuant to the Stock Purchase and related documents, a change in control of the Company occurred as of January 15, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we,” “us,” “our,” and “our company” mean Kenloc, Inc., unless otherwise indicated.

General Overview

Kenloc, Inc. was incorporated in Nevada on February 12, 2018.

Our principal executive offices are located at 510 Shannon Way #2306 Redwood City, CA 94065. Our telephone number is (310) 753-7020. Our corporate website is www.kenloc.net.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Our Current Business

We were formed to provide consulting and advisory services to Chinese investors interested in real estate investments in the state of California. We intend to assist our clients in finding properties and evaluating them for purchase. Our services include providing strategic advisory, transaction due diligence, and property management services to international and domestic investors. We plan on becoming a full-service real estate company, but we are not and do not intend to be a real estate brokerage firm and we do not engage in real estate brokerage activities. Our company currently has no plans to change its business activities or to combine with another business, and we are not aware of any event or circumstance that might cause our company’s plans to change. Our company currently has no revenue or operations and will rely on the sale of our securities and loans from our officers and directors to fund our initial operations. Our Company is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933 because it has a specific business plan or purpose.

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

Our mission is to assist investors in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase of a real estate investment property. We expect to initially focus our marketing efforts in California, where vast amounts of real estate properties were destroyed during the 2017 Tubbs fire[1]. Since the 2017 Tubbs fire, the wildfire seasons of 2018 and 2019 were even more destructive with thousands of additional structures destroyed in the Camp fire, Carr fire, and Woolsey Fire in 2018 and the, Kincade fire, Easy fire, and Getty fire in 2019.

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

In addition, and to complete the advisory and consulting services we provide to international real estate investors, we intend to be a full-service real estate company, providing leasing, property management, development, redevelopment, acquisition, and other tenant-related services for a portfolio of internationally owned offices, residential, retail, and mixed-use properties.

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

_________________________

[1] The Tubbs Fire was the most destructive wildfire in California history, burning parts of Napa, Sonoma, and Lake counties in Northern California during October 2017.

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited interim financial statements for the nine months ended December 31, 2019 and 2018 and accompanying notes appended thereto that are included in this quarterly report.

Three Months Ended December 31, 2019 and 2018

We have not earned revenues since inception of the company on February 12, 2018. Our operating results for the three months ended December 31, 2019 and 2018, are as follows:

	Three Months Ended
	December 31,
	2019	2018	Increase
Operating expenses	$8,633	$11,818	$(3,185)
Other expense	$287	$417	$(130)
Net loss	$8,920	$12,235	$(3,315)

Operating Expenses

For the three months ended December 31, 2019, operating expenses were $5,518 for professional fees, $3,000 to an officer of the Company for management fees and $115 for office expenses.

For the three months ended December 31, 2018, operating expenses were $3,643 for professional fees, $8,000 to an officer of the Company for management fees and $175 for office expenses.

Other Expenses

For the three months ended December 31, 2019 and 2018, other expenses were $287 and $417 for interest on loans from a related party, respectively.

Nine Months Ended December 31, 2019 and 2018

Our operating results for the nine months ended December 31, 2019 and 2018, are as follows:

	Nine Months Ended
	December 31,
	2019	2018	Increase
Operating expenses	$29,712	$22,856	$6,856
Other expense	$1,117	$1,045	$72
Net loss	$30,829	$23,901	$6,928

Operating Expenses

For the nine months ended December 31, 2019, operating expenses were $16,382 for professional fees, $13,000 to officers of the Company for management fees and $330 for office expenses.

For the nine months ended December 31, 2018, operating expenses were $6,456 for professional fees, $14,000 to officers of the Company for management fees, and $2,400 for office expenses.

Other Expenses

For the nine months ended December 31, 2019 and 2018, other expenses were $1,117 and $1,045 for interest on loans from a related party, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and 2018, respectively.

Working Capital

	December 31,	March 31,	Increase
	2019	2019	(Decrease)
Current Assets	$10,618	$70,118	$(59,500)
Current Liabilities	$13,768	$177,871	$(164,103)
Working Capital Deficiency	$(3,150)	$(107,753)	$(104,603)

Cash Flows

	Nine Months Ended
	December 31,		Increase
	2019	2018	(Decrease)
Cash Used in Operating Activities	$30,362	$12,520	$17,842
Cash Provided by (Used in) Financing Activities	$(29,138)	$82,275	$(111,413)
Net Increase (Decrease) In Cash for Period	$(59,500)	$69,755	$(129,255)

As at December 31, 2019 and March 31, 2019, our current assets were $10,618 and $70,118, respectively, solely from cash.

As at December 31, 2019, our current liabilities were $13,768 compared to $177,871 in current liabilities as of March 31, 2019. Stockholders’ deficit was $3,150 as of December 31, 2019, compared to stockholders' deficit of $107,753 as of March 31, 2019. As at December 31, 2019 and March 31, 2019, current liabilities consisted primarily of managements fees of $11,000 and $160,000 in loans and advances from Lucas Yu Wu, respectively. Our working capital at December 31, 2019 increased $104,603 as compared to March 31, 2019, primarily due to $134,570 in loans forgiven by a related party.

Operating Activities

Net cash used in operating activities during the nine months ended December 31, 2019 was $30,362, compared to $12,520 net cash used in operating activities during the nine months ended December 31, 2018.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2019 was $29,138, as compared to $82,275 in cash provided by financing activities during the nine months ended December 31, 2018. For the nine months ended December 31, 2019, we received $862 for issuance of 2,300 shares of common stock to unaffiliated investors and repaid $30,000 to a related party. For the nine months ended December 31, 2018, we received $17,200 for the issuance of 1,720,000 shares of common stock to unaffiliated investors, $500 from a director for 50,000 shares of common stock, $4,600 from our CEO, for the payment of a stock subscription receivable, $60,000 for a note payable from our CEO, and we repaid $25 for money advanced from a director of the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. On January 15, 2020, the Company appointed Mr. Lixen He as chief financial officer and treasurer, who has the requisite accounting experience to assist with financial reporting in the future. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We were not subject to any legal proceedings during the nine months ended December 31, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition, or operating results.

Item 1A.	Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date

(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	April 23, 2019
3.2	By-Laws	S-1	3.2	April 23, 2019

(10)	Material Contracts
10.1	Consulting Agreement with director Lance Crisler	S-1	10.2	April 23, 2019
10.2	Professional Services Agreement with Real Estate Brokerage and Mortgage firm IP Advisors, Inc.	S-1	10.3	April 23, 2019
10.3	Inventions and Proprietary Rights Assignment Agreement	S-1	10.4	April 23, 2019
10.4	Consulting Agreement with Lucas Yu Wu	S-1	10.5	April 23, 2019
10.5	Stock Purchase Agreement between Fei Hao and Lucas Yu Wu

(14.)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	April 23, 2019

(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenloc, Inc.
(Registrant)

Dated: February 14, 2020	/s/ Fei Hao
Fei Hao
Chief Executive Officer
(Principal Executive Officer)

