Form 10-K
period 2020-03-31
Kenloc, Inc.
filed 2020-06-26
CIK 1742491

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-230996

KENLOC, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-4678102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Town and Country Road, Suite 1250, Orange, California	92868
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	657-235-5016

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	None	None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2019 was $nil, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

     48,432,300 shares of common stock as of June 24, 2020.

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited financial statements are stated in United States dollars (USD $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we,” “us,” “our” and “our company” mean Kenloc, Inc., unless otherwise indicated.

ii

PART I

ITEM 1.	BUSINESS

Overview

Kenloc, Inc. was incorporated in Nevada on February 12, 2018.

Our principal executive offices are located at 1100 Town and Country Road, Suite 1250, Orange, CA 92868. Our telephone number is 657-235-5016. Our corporate website is www.kenloc.net.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

General Development of the Business

We were formed to provide consulting and advisory services to Chinese investors interested in real estate investments in the state of California. We intend to assist our clients in finding properties and evaluating them for purchase. Our services include providing strategic advisory, transaction due diligence, and property management services to international and domestic investors. We plan on becoming a full-service real estate company, but we are not and do not intend to be a real estate brokerage firm and we do not engage in real estate brokerage activities. Our company currently has no plans to change its business activities and we are not aware of any event or circumstance that might cause our company’s plans to change. Our company currently has no revenue or operations and relies on the sale of our securities and loans from our officers and directors to fund our operations. Our company is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933 because it has a specific business plan or purpose.

Our services are focused on the research and analysis of real estate properties; advising clients on the best use of their real estate assets, and on managing their properties. We have no operating history upon which an evaluation of our prospects and us can be based. Our Company has had minimal operations and limited financial resources. The risks, expenses and difficulties encountered by early-stage companies must be considered when evaluating our prospects. Over the next twelve months, we plan to operate our business as set forth in this section.

Our mission is to assist investors in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase of a real estate investment property. We’re focusing our marketing efforts in California, where vast amounts of real estate properties were destroyed during the 2017 Tubbs fire1. Since the 2017 Tubbs fire, the wildfire seasons of 2018 and 2019 were even more destructive with thousands of additional structures destroyed in the Camp fire, Carr fire, and Woolsey fire in 2018 and the Kincade fire, Easy fire, and Getty fire in 2019.

We are a real estate advisory and consulting services company that assists international, mainly Chinese, real estate investors, with advisory and consulting services focused on providing real estate research, analysis and acquisition opportunities to them. After our clients have decided to purchase a real estate investment property, we will offer them our property management services.

Our advisory and consulting services include, but are not limited to the following:

•	Analysis of current trends and transactions.

•	Consulting on structure and financing, including corporate formation services.

_____________________

1 The Tubbs fire was the most destructive wildfire in California history, burning parts of Napa, Sonoma and Lake counties in Northern California during October 2017.

•	Investment analysis of properties.

•	Formulating operating strategies for the properties.

•	Assisting in financial modeling.

These services are designed to assist our clients based internationally in developing an investment strategy and making buy-sell-hold decisions. We fully integrate our research with our client dialogue, client relationship development and maintenance, and transaction execution. We intend to coordinate our advisory services with both sales and financing professionals to provide customized analysis and increase customer loyalty and long-term transaction volume.

In addition, and to complete the advisory and consulting services we provide to international real estate investors, we intend to be a full-service real estate company, providing leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of internationally owned offices, residential, retail and mixed-use properties.

Through our advisory and consulting services we analyze the best real estate investment for our clients. Through our property management services, we identify the best use for such investment, maximizing their return on investment.

Our property management services include, but are not limited to the following:

•	Evaluation and determination of an accurate rental rate.

•	Tenant screening and selection.

•	Property inspections, sending our clients periodic reports on the state of their property.

•	Rent collection and other financial services, such as accounting property management services, making insurance, and mortgage payments, etc.

•	Maintenance, repairs and remodels.

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

Recent Developments

We have engaged a market maker to file a Form 211 application with the Financial Industry Regulatory Authority (“FINRA”) to request permission to quote and trade the securities of the Company on OTC Markets. However, there can be no assurance that the market maker will file a Form 211 application or that FINRA will approve the Form 211 application once it has been filed. As of the date of this annual report, the application has not been filed. There is no assurance that if the market maker does file an application, that an active trading market for our shares will develop or will be sustained if developed.

The outbreak of a novel coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe. Many state governors issued temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing any potential real estate company acquisitions. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak and its impact on potential customers, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company’s financial condition, operating results, and amounts of cash flows, the related financial consequences and duration are highly uncertain, especially considering the fact that most of our executives are located in China. The effects of COVID-19 on the U.S. real estate market have caused unprecedented uncertainty.

Despite the uncertainty caused by COVID-19, the Company’s management believes that the U.S. real estate market is lucrative in the long-run and the Company’s management is interested in acquiring a property management company in California.

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

We are offering services to Chinese, Japanese, and Vietnamese speaking investors and to other international investors. Our mission is to assist investors remotely in investment and property evaluation strategies; and to provide hands-on, on-site support to acquire and manage their real estate investments. We intend to reduce evaluation time leading to an investment by providing all related information, documents and resources to them in their native language, allowing our clients to rapidly determine whether to proceed with a purchase. Besides general property evaluation and analysis services, we intend to offer services to assist the principals with property development ideas and investment structure. Once our clients have decided to invest in real estate, we will offer our property management services to help them maximize their return on investment.

In order to attract potential customers, we intend to hold real estate investment conferences in hotel conference rooms and other large venues in China and other markets. For example, on May 31, 2018 our prior Chief Executive Officer Mr. Yu Wu gave a two-hour conference at the Kingkey TimeMark hotel titled, “The Time to Invest in Real Property.” On March 12, 2019, a meeting was held at Shangri La Hotel in Shanghai to find people interested in the U.S. real estate market and interpret the industry, giving analysis of the strategies buyers should pay attention to. Through these and other upcoming conferences, we hope to attract potential investors in U.S. real estate holdings. There were several of these types of meetings held in 2019 and the last one was held on January 7, 2020, which was held at the Waldorf in Shanghai.

Our goal with these meetings is to assist international investors by providing them with the property opportunities, analysis and guidance to enhance their ability to purchase and manage real estate remotely. We are not real estate brokers and do not intend to offer brokerage services. We are targeting buyers of properties in international markets and property owners in California.

We will rely on entities such as IP Advisers, Inc., a California corporation, and other third parties for expertise and experience, and applicable real estate and mortgage licensures to consult our clients on real estate projects. We entered into a Professional Services Agreement (“Agreement”) with IP Advisors (the “Service Provider”) on May 1, 2018. Subject to the terms and conditions set forth in the Agreement, we appointed the Services Provider to act as real estate transaction and real estate financing broker with the right to solicit and procure financing for, and to purchase and sell one or a series of properties to be purchased or owned by us or our authorized service recipients all on the terms and conditions set forth in the applicable statement of work. If the sale of a property is consummated during the term of the Agreement, then we shall pay the Service Provider, at the closing of such sale, a commission in an amount up to 3.5% of the sales price of the property, paid by the seller in all cases that are commercially reasonable and not by us. If property financing is consummated during the term of the Agreement, then we shall pay the Service Provider at the closing of such financing a commission in an amount of up to 2% (as mutually agreed upon by the parties) of any loan granted in connection with the financing of a property. This Agreement commenced as of the effective date and shall continue thereafter until the completion of the services under all Statements of Work. Either party, in its sole discretion, may terminate this Agreement or any Statement of Work, in whole or in part, at any time without cause, by providing at least thirty (30) days’ prior written notice to the other party.

Our Growth Strategy

The following are key elements of our strategy:

•	Guide our clients through the challenges of early analysis. We intend to help provide our clients with research and analysis to minimize the time it will take them to evaluate properties. We believe that our services will reduce time, costs, and accelerate the time it would normally take investors to purchase real estate, without the pressure of commission driven sales professionals. We believe that we can advise them by providing strategic guidance, access to local market intelligence, and opportunities that may not exist through traditional listing services.

•	Apply a structured consulting process to our clients. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend using the Internet and various online research tools. By advising clients in the earliest stages of their evaluation of potential investments, we believe that we will allow them to achieve desired returns without the sales pressure or commissions associated with typical real estate transactions. We intend to use web-based applications to enable us to assist our clients.

•	Consult diverse, innovative and dynamic clients. We intend to spread our resources across a wide spectrum of clients in international markets, including China. Some clients will be interested in purchasing or pursuing joint ventures, while others will be interested in developing property. By diversifying our target clients, we believe we will mitigate risk and enhance the value of our services to our clients.

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

We will initially target the areas affected by the Tubbs fire. Then we will concentrate our real estate activities in markets where we believe that:

•	current and projected market rents and absorption statistics justify investment and construction activity;

•	we can maximize market penetration by accumulating a critical mass of our clients’ properties and thereby enhance operating efficiencies when it comes to property management;

•	barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited land to be developed) will create supply constraints on available space; and

•	there is potential for economic growth, particularly job growth and industry diversification.

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

Attractive Yields. According to Real Capital Analytics, average commercial real estate yields (capitalization rates) for the four major property types2 currently range from 4.0% to 7.0%, which compare favorably to alternative investments such as stocks and bonds.

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

Our business will be focused on the private client segment3, as we believe it represents the largest and most active market segment in the real estate investment industry. Private clients, especially those residing offshore, are impacted by regulatory, personal circumstances or partnership changes that often override market and macroeconomic conditions. Due to these drivers, we believe properties in the $10,000,000 and under segment exhibit a high turnover rate. International investors seek to take advantage of rising prices to lease, dispose of assets, refinance, acquire and/or exchange assets into new opportunities, our Company will offer guidance mainly in Chinese, Japanese, Vietnamese, and other languages for all of those purposes. The attractive financial results for property investment provide the opportunity for redeployment of capital, which supports a high number of sales transactions. Additionally, the private client segment is highly fragmented with many buyers, sellers, and properties in different geographic regions and sectors.

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

We believe that the proper execution of our marketing strategy will lead to successfully generating revenue for the company. We believe physical presence in the market is a key to build trust from our target customers. We also believe our public brand awareness will further contribute to our brand recognition and improve our performance. We believe the most cost-effective way to gain awareness is by leveraging the use of the internet and various mobile social networking applications.

Our marketing strategy engages offline and online marketing to cover our target areas in China which are prosperous main cities such as Shenzhen, Guangzhou, Xiamen and Shanghai. We are targeting high net-worth individuals (“HNWI”) in certain foreign markets. Up to 70% of HNWI are living in these target areas, we expect our marketing strategy to help expand into these new territories reaching more HNWI. If we are unable to raise enough capital to execute our marketing plan, it would adversely affect our ability to reach target customers in more main cities of China. With the COVID-19 pandemic sweeping across China, our marketing engagements have been placed on hold from January to present. We expect to commence lectures this summer.

Event	Date
Lectures/Salon Meetings
Shangri La Hotel, Shanghai	03/12/2019
Four Seasons Hotel, Jing’an, Shanghai	04/20/2019
Longzhimeng Hotel, Shanghai	05/18/2019
Ritz Carlton Hotel, Shanghai	06/05/2019
Ruiji Hotel, Jing’an, Shanghai	07/11/2019
Puli Hotel, Shanghai	08/23/2019
Peninsula Hotel, Shanghai	09/13/2019
Park Hyatt Hotel, Shanghai	10/17/2019
Bvlgari Hotel, Shanghai	11/12/2019
W Hotel, Shanghai	12/25/2019
Waldorf Hotel, Shanghai	01/07/2020

_____________________

2 Apartments/multi family, office, retail and industrial.

3 Properties with appraisals under $10,000,000.

Educational Events & Seminars

Consistent with this principal of physical engagement, we organize frequent and targeted events, such as workshops, industry conferences, and other investor education and social events to share our knowledge about real estate markets in the United States with prospective customers. We invite potential customers through our partners and existing database to attend our events. At these events, we introduce our services to see if any potential customers would like to engage us for any of our services. We do not solicit investors in any securities offerings at these events. These events are often organized in cooperation with distinguished alumni associations and high-profile entrepreneurs.

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

Online Marketing

Social Network Marketing

‘WeChat,’ a Chinese company (“WeChat”), has been the mainstream mobile online marketing tool for companies in China. According to the 2019 Annual Report, published by Tencent Holdings Limited as of the fourth quarter of 2019, WeChat had over 800 million monthly active users worldwide. The top two reasons for group chats through WeChat are corporate internal communications and professional networking. As a result of the work-related features of WeChat, we believe that using WeChat can bolster our brand and networking opportunities.

Weibo Corporation, a Cayman Islands corporation (“Weibo”), is a leading social media platform for people to create, distribute and discover Chinese-language content. Weibo combines the means of public self-expression in real time with a powerful platform for social interaction, as well as content aggregation and distribution. According to Weibo’s Form 20-F for the year ended December 31, 2019 filed with the SEC, Weibo had 516 million monthly active users, which has more than doubled since December 2015 when Weibo had 236 million monthly active users. Weibo serves a wide range of users including ordinary citizens, celebrities and other public figures, as well as media outlets, businesses, government agencies, charities and other organizations, making it a microcosm of Chinese society. For many people in China, Weibo allows them to be heard publicly and exposed to the rich ideas, cultures and experiences of the broader world.

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

Competition

The real estate business is highly competitive. Our clients’ properties will compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services, and amenities provided, and the design and condition of the improvements. We also face competition when advising our clients and when attempting to acquire or develop real estate on their behalf, including competition from domestic and foreign financial institutions, REITs, life insurance companies, pension funds, partnerships and individual investors. Additionally, our ability to compete depends upon trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective investors and tenants, availability and cost of capital, construction and renovation costs, land availability, taxes, governmental regulations, legislation and population trends.

Governmental Regulation

We must comply with various federal, state, and local regulations in the purchase and sale of properties, but the largest amount of regulation pertains to the management thereof. Numerous regulations require us to maintain properties at a particular standard and, if we lease the properties, we will be required to comply with various landlord-tenant laws.

Additionally, we are subject to all applicable laws, policies and regulations that govern the financial guarantee industry in China, including those adopted by China’s central bank, the People’s Bank of China (“PBOC”), which sets monetary policy and, together with the State Administration of Foreign Exchange (“SAFE”), foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies.

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

Employees

At the date of this annual report, we have no employees, we are managed by our President, Chief Executive Officer and Director, Fei Hao, our Chief Financial Officer and Treasurer, Lixin He, and our Secretary, Michael Aniff.

On January 15, 2020, Fei Hao was appointed as President, Chief Executive Officer, Secretary and member of the Board of Directors of the Company. On March 2, 2020, Fei Hao resigned as Secretary of the Company. Ms. Hao remains in her positions as President, Chief Executive Officer and member of the Board of Directors.

On March 2, 2020, the Company entered into a consulting agreement with Ms. Hao, pursuant to which Ms. Hao has agreed to provide certain consulting services to the company. The Company has agreed to pay Ms. Hao a monthly consulting fee of $1,000.

On January 15, 2020, Lixin He was appointed as Chief Financial Officer and Treasurer of the Company. In connection with his appointment, on March 2, 2020, the Company entered into a consulting agreement with Mr. He, pursuant to which Mr. He has agreed to provide certain consulting services to the company. The Company has agreed to pay Mr. He a monthly consulting fee of $1,000.

On March 2, 2020, Michael Aniff was appointed as Secretary of the Company. In connection with his appointment, on March 2, 2020, the Company entered into a consulting agreement with Mr. Aniff, pursuant to which Mr. Aniff has agreed to provide certain consulting services to the company. The Company has agreed to pay Mr. Aniff a monthly consulting fee of $2,000.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our company owns no real property. Our principal executive offices are located at 1100 Town and Country Road, Suite 1250, Orange, CA 92868 where we currently have a lease.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted on any markets or exchanges.

Holders

As of May 31, 2020, we had 45 shareholders of record of our common stock with 48,432,300 shares of common stock outstanding.

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

There were no repurchases of common stock for the year ended March 31, 2020.

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of March 31, 2020 and 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). We will update information in the management discussion and analysis to the extent required by law.

Unless the context otherwise requires, all references to “Kenloc,” “we,” “us,” “our” or the “company” are to Kenloc, Inc. and any subsidiaries.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit of $216,464. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenue to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds of our S-1 Registration Statement declared effective on May 10, 2019 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended March 31, 2020 and 2019 and accompanying notes appended thereto that are included in this annual report.

Fiscal Years Ended March 31, 2020 and 2019

We have not earned revenues since inception of the company on February 12, 2018. Our operating results from inception to March 31, 2020, are as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2020	2019
Revenue	$–	$–
Operating expenses	$79,294	$33,600
Net loss	$(80,411)	$(35,053)

Operating Expenses

For the year ended March 31, 2019, operating expenses were $9,130 for professional fees, $22,000 to officers of the Company for a management fees and $2,470 for office expenses.

For the year ended March 31, 2020, operating expenses were $61,550 for professional fees, $17,000 to officers of the Company for a management fees and $744 for office expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2020 and 2019, respectively.

Working Capital

	March 31, 2020	March 31, 2019
Current Assets	$90,454	$70,118
Current Liabilities	$120,986	$177,871
Working Capital Deficiency	$(30,532)	$(107,753)

Cash Flows

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019
Cash used in operating activities	$27,274	$(18,182)
Cash (used in) provided by financing activities	$(6,938)	$88,275
Net increase in cash for year/period	$20,336	$70,093

As at March 31, 2020 and 2019, our current assets were $90,454 and $70,118, respectively, solely from cash.

As at March 31, 2020, our current liabilities were $120,986 compared to $177,871 in current liabilities as at March 31, 2019. Stockholders’ deficit was $30,532 as of March 31, 2020, compared to stockholders' deficit of 107,753 as of March 31, 2019. As at March 31, 2020, liabilities consisted primarily from $102,000 to related parties, whereas at March 31, 2019, liabilities consisted primarily from $60,000 in notes payable and $100,000 in advances from Lucas Yu Wu, of which $30,000 of the notes payable was repaid, $30,000 of the notes payable was forgiven, and the $100,000 was forgiven by Lucas Yu Wu. Mr. Wu also advances additional funds to the Company, of which $9,000 was still owed to him on March 31, 2020.

Operating Activities

Net cash provided by operating activities during the year ended March 31, 2020 was $27,274, compared to $18,182 net cash used in operating activities during the year ended March 31, 2019.

Financing Activities

Cash used in financing activities during the year ended March 31, 2020 was $6,938 as compared to $88,275 in cash provided by financing activities during the year ended March 31, 2019. For the year ended March 31, 2020, we received $23,062 for issuance of 62,300 shares of common stock to unaffiliated investors and repaid $30,000 to a related party. For the year ended March 31, 2019, we received $23,200 for the issuance of 2,320,000 shares of common stock to unaffiliated investors, $500 from a director for 50,000 shares of common stock, $4,600 from our CEO, for the payment of a stock subscription receivable, $60,000 for a note payable from our CEO and we repaid $25 for money advanced from a director of the Company.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kenloc, Inc.

Audited Financial Statement

For the Year Ended March 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Kenloc, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kenloc, Inc. (the “Company”) as of March 31, 2020, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the two years ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since February 23, 2018

San Mateo, California

June 24, 2020

Kenloc, Inc.

Balance Sheets

	As of	As of
	March 31,	March 31,
	2020	2019
ASSETS
Current Assets
Cash	$90,454	$70,118
Total Current Assets	90,454	70,118

TOTAL ASSETS	$90,454	$70,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,986	$2,418
Accrued interest - related party	–	1,453
Accrued management fees	15,000	14,000
Notes payable - related party	–	60,000
Due to related parties	102,000	100,000
Total Current Liabilities	120,986	177,871

Total Liabilities	120,986	177,871

Stockholders' Deficit
Preferred stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common stock: 160,000,000 shares authorized; $0.0001 par value 48,432,300 and 48,370,000 shares issued and outstanding at March 31, 2020 and 2019, respectively	4,843	4,837
Additional paid in capital	181,089	23,463
Accumulated deficit	(216,464)	(136,053)
Total Stockholders' Deficit	(30,532)	(107,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$90,454	$70,118

The accompanying notes are an integral part of these audited financial statements.

Kenloc, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended March 31,
	2020	2019

Revenues	$–	$–

Operating expenses
General and administrative	17,744	24,470
Professional fees	61,550	9,130
Total operating expenses	79,294	33,600

Operating loss	(79,294)	(33,600)

Other expense
Interest expense	(1,117)	(1,453)
Total other expenses	(1,117)	(1,453)

Net loss before income taxes	(80,411)	(35,053)
Provision for income taxes	–	–
Net loss	$(80,411)	$(35,053)

Net comprehensive loss	$(80,411)	$(35, 053)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	48,379,194	47,487,151

The accompanying notes are an integral part of these audited financial statements.

Kenloc, Inc.

Statements of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - March 31, 2018	46,000,000	$4,600	$–	(4,600)	(101,000)	(101,000)
Payment of subscription receivable	–	–	–	4, 600	–	4,600
Issuance of common shares	2,370,000	237	23,463	–	–	23,700
Net loss	–	–	–	–	(35,053)	(35,053)
Balance - March 31, 2019	48,370,000	$4,837	$23,463	$–	(136,053)	(107,753)
Issuance of common shares	62,300	6	23,056	–	–	23,062
Debt forgiveness by related party	–	–	134,570	–	–	134,570
Net loss	–	–	–	–	(80,411)	(80,411)
Balance - March 31, 2020	48,432,300	$4,843	$181,089	$–	(216,464)	(30,532)

The accompanying notes are an integral part of these audited financial statements.

Kenloc, Inc.

Statements of Cash Flows

	Year Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,411)	$(35,053)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accounts payable	1,568	2,418
Accrued management fees	1,000	13,000
Due to related parties, net	106,000	–
Accrued interest, related party	(883)	1,453
Net cash used in operating activities	27,274	(18,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	23,062	23,700
Proceeds from common stock subscription to founder	–	4,600
Repayment to related party	–	(25)
Proceeds from related party notes payable	–	60,000
Note payable repayment - related party	(30,000)	–
Net cash provided by (used in) financing activities	(6,938)	88,275

Net change in cash for period	20,336	70,093
Cash at beginning of period	70,118	25
Cash at end of period	$90,454	$70,118

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$2,000	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiven by related party	$134,570	$–

The accompanying notes are an integral part of these financial statements

Kenloc, Inc.

Notes to Audited Financial Statements

March 31, 2020 and 2019

1.	NATURE OF OPERATIONS AND GOING CONCERN

Description of Business

Kenloc, Inc. (the “Company”) is a for profit corporation established under the corporation laws of the state of Nevada, United States of America on February 12, 2018. Unless the context otherwise requires, all references to “Kenloc, Inc.,” “we,” “us,” “our” or the “company” are to Kenloc, Inc.

We intend to be a full-service real estate company, including providing consulting and advisory services to Chinese investors interested in real estate investments. We intend to assist our clients in finding properties in the state of California and evaluating them for purchase. Providing strategic advisory, transaction due diligence, and property management services to international and domestic investors. Our services are focused on the research and analysis of real estate properties, advising clients on the best use of their real estate assets, and on managing their properties.

To date, the Company’s activities have been limited to developing initial business contacts and services in the real estate industry. Current President and Chief Executive Officer, Fei Hao, also serves as the President and Chief Executive Officer of another real estate company and aims to utilize her contacts in the industry to expand the Company’s activities.

Change of Control

On January 15, 2020, the Company executed a stock purchase agreement with Fei Hao whereby the Ms. Hao purchased from Lucas Yu Wu, 46,000,000 shares of the Company’s common stock representing 95.115% of the total number of shares outstanding of the Company’s common stock, effective January 15, 2020 (the “Stock Purchase”). As a result of the share transfer pursuant to the Stock Purchase and related documents, a change in control of the Company occurred as of January 15, 2020.

Going Concern

The accompanying audited financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company has incurred substantial losses and had an accumulated deficit of $216,464. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock. Management is developing a plan to acquire additional businesses that are related to real property services. Management’s plan includes when necessary, raising additional capital to acquire businesses, and provide growth capital to fund the expansion of such acquired businesses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $90,454 and $70,118 in cash and cash equivalents as at March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and 2019.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company adopted ASC 606 “Revenue Recognition”. The Company expects to apply the following five steps in recognizing revenue:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Basic and Diluted Net Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of March 31, 2020 and 2019, the Company did not have any potentially dilutive securities outstanding.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016- 02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. This ASU will be effective for the Company on January 1, 2019. The Company occupies an office under operating lease agreement with a term less than 12 months. The Company has adopted ASU 2016-02 during the year ended March 31, 2020. There was no material impact to the Company’s financial statements as result of the adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by the US GAAP. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. During the year ended March 31, 2020, the Company adopted the new guidance and determined that there is no material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. During the year ended March 31, 2020, the Company adopted the new guidance and determined that there is no material impact on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3.	RELATED PARTY TRANSACTIONS

Due to Related Parties

As of March 31, 2019, there was $100,000 due to Mr. Lucas Yu Wu, who was the Company’s majority shareholder, officer and director, respectively until his resignation on January 15, 2020. In addition to the $100,000 owed to Mr. Wu, Mr. Wu also made payments on behalf of the Company for $4,000 to service providers for services received by the Company. During the year ended March 31, 2020, Mr. Wu forgave both the $100,000 and $4,000 owed to him. Subsequent to the forgiveness of the $100,000 and $4,000, but prior to March 31, 2020, Mr. Wu made an additional advance to the Company of $19,000 of which the Company repaid him $10,000; accordingly, at March 31, 2020, there was net balance owed to Mr. Wu of $9,000. The advances at March 31, 2020 and 2019 bore no interest, were due on demand, and were not secured by the Company’s assets.

As of March 31, 2020, there were advances totaling $93,000 owed to Fei Hao, our majority shareholder, officer and director. The advances bore no interest, are payable upon demand and are not secured by the Company’s assets.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to Mr. Yu Wu, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after notice of demand and have an annual interest rate of 2.67%. As of March 31, 2020, the $30,000 note and interest of $2,000 were repaid to the holder, and $30,000 note and $570 of accrued interest were forgiven by Mr. Yu Wu.

Notes payable and accrued interest as of March 31, 2020 and 2019, consist of the following:

	March 31,	March 31,
	2020	2019
Notes payable - related party	$–	$60,000
Accrued interest - related party	$–	$1,453

For the year ended March 31, 2020 and 2019, interest expense was $1,117 and $1,453, respectively.

Management fees

During the year ended March 31, 2020, the Company recorded $17,000 in management fees to officers of the Company. As of March 31, 2020, and 2019, there were accrued management fees of $15,000 and $14,000 owing to our officers and former directors, respectively.

4.	STOCKHOLDERS’ EQUITY

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

During the year ended March 31, 2019, the Company issued 2,370,000 shares of common stock as follows:

•	2,320,000 shares for $23,200
•	50,000 shares to our officer for $500

During the year ended March 31, 2020, the Company issued 62,300 shares of common stock as follows:

•	2,300 shares to unaffiliated investors for $862
•	60,000 shares to unaffiliated investors for $22,200

As of March 31, 2020 and 2019, the Company had 48,432,300 and 48,370,000 shares issued and outstanding, respectively.

5.	INCOME TAX

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The net losses before income taxes and its provision for income taxes as follows:

	March 31,	March 31,
	2020	2019
Net loss before income taxes	$(80,411)	$(35,053)

Tax expenses (benefit) at the statutory tax rate	(16,886)	(7,361)

Tax effects of:
Valuation allowance	16,886	7,361
	$–	$–

At March 31, 2020, the Company had approximately $216,464 of net operating losses (“NOL”) generated from February 12, 2018 to March 31, 2020, carried forward to offset taxable income in future years which expire commencing in fiscal 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of March 31, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

6.	SUBSEQUENT EVENTS

Management evaluated all events subsequent to the balance sheet date and through the date of these financial statements. There were no other material events that management deemed necessary as material that required disclosure.

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

Management, including our principal executive officer who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, our management concluded that, as of and for the year ended March 31, 2020, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended March 31, 2020.

The matters involving internal controls and procedures that our company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of March 31, 2020.

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

Name	Age	Positions Held	Date of Appointment
Fei Hao	34	President, Chief Executive Officer, Chairman and Director	January 15, 2020
Lixin He	41	Treasurer and Chief Financial Officer	January 15, 2020
Michael Aniff	45	Secretary	March 2, 2020

(c) Identification of certain significant employees.

Our company currently does not have any employees.

(d) Family relationships.

None.

(e) Business experience.

Fei Hao – President, Chief Executive Officer, Chairman and Director

Fei Hao has six years of executive management experience at Shaanxi Xiaoying Financing Guarantee Co. Ltd. and a background in human resource management in sales companies. During Ms. Hao’s tenure at CityLink Rental Ltd., Ms. Hao led the company through multiple performance increases, exceeding monthly target benchmarks set by analysts. Ms. Hao received her college degree and is pursuing an MBA from Asia Metropolitan University.

Lixin He – Treasurer and Chief Executive Officer

Lixin He has 17 years of experience in financial accounting at Fuvue Motor Sales and Services Co. Ltd. and 10 years of experience as a corporate finance manager. Mr. Lixin specializes in financial management, financial statement construction, and tax compliance. He is a certified advanced level accountant in China and has been awarded outstanding staff several times by the Xi’an Weiyang District Bureau of Statistics. Mr. Lixin received his bachelor’s in accounting from Northwest A&F University.

Michael Aniff – Secretary

Michael Aniff has 24 years of experience in the banking and financial industry. In 2016, Mr. Aniff transitioned into real estate development, starting Archetype Group Holdings, LLC, a California limited liability company that specializes in obtaining raw land and obtaining entitlements for buildout or for resale. In 2006, Mr. Aniff formed Capital Strategies Financial Group, LLC, a Delaware limited liability company, focusing on the life settlement market. Previously, Mr. Aniff worked for City National Bank from 2002 to 2006, Sanwa Bank from 1999 to 2001 and Bank of America from 1996 to 1999. During his tenure at City National Bank, from 2002 to 2006, Mr. Aniff served as Vice President.

(f) Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Delinquent Section 16(a) Beneficial Ownership Report

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis. The Company believes, based solely on a review of Section 16 reports filed with the SEC and representations by the Company’s reporting persons that no other reports were required during the year ended March 31, 2020, that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) beneficial owners were timely filed other than as follows: on January 21, 2020, a late Form 3 was filed for Yu Wu to report his appointment as an executive officer, director and ten percent (10%) beneficial owner on March 13, 2018.; on March 18, 2020, Fei Hao filed a late Form 3 to report her status as an executive officer, director and ten percent (10%) beneficial owner on January 15, 2020; on June 23, 2020, a late Form 3 was filed for Michael Aniff to report his appointment as Secretary of the company on March 2, 2020; on June 24, 2020, a late Form 3 was filed for Lance Crisler to report his appointment as a director on March 1, 2018; and on June 24, 2020, a late Form 5 was filed for Lance Crisler to report his status as a former director as of July 30, 2019.

To the best of the Company’s knowledge, the rest of the Company’s Section 16 reports have been filed as of the date of this annual report.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. Our Code of Ethics was filed as an Exhibit to our Registration Statement on Form S-1 filed on April 23, 2019. A copy may also be obtained free of charge by writing to Kenloc, Inc., Attn: Chief Executive Officer, 1100 Town and Country Road, Suite 1250, Orange, CA 92868.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2020 and 2019; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa -tion ($)	Change in Pension Value and Nonqualified Deferred Compensa -tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Fei Hao President, CEO and Chairman	2020 2019	1,000 0	0 0	0 0	0 0	0 0	0 0	0 0	1,000 0
Lixin He Treasurer and CFO	2020 2019	1,000 0	0 0	0 0	0 0	0 0	0 0	0 0	1,000 0
Michael Aniff Secretary	2020 2019	2,000 0	0 0	0 0	0 0	0 0	0 0	0 0	2,000 0
Yu Wu Former: President, CEO CFO, Secretary and Chairman	2020 2019	9,000 6,000	0 0	0 0	0 0	0 0	0 0	0 0	9,000 6,000
Lance Crisler Former: Treasurer and Director	2020 2019 2018	4,000 12,000 1,000	0 0	0 0	0 0	0 0	0 0	0 0	4,000 12,000 1,000

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

On January 15, 2020, Fei Hao was appointed as President, Chief Executive Officer, Secretary and member of the Board of Directors of the Company. On March 2, 2020, Fei Hao resigned as Secretary of the Company. Ms. Hao remains in her positions as President, Chief Executive Officer and member of the Board of Directors.

On March 2, 2020, the Company entered into a consulting agreement with Ms. Hao, pursuant to which Ms. Hao has agreed to provide certain consulting services to the company. The Company has agreed to pay Ms. Hao a monthly consulting fee of $1,000.

On January 15, 2020, Lixin He was appointed as Chief Financial Officer and Treasurer of the Company. In connection with his appointment, on March 2, 2020, the Company entered into a consulting agreement with Mr. He, pursuant to which Mr. He has agreed to provide certain consulting services to the company. The Company has agreed to pay Mr. He a monthly consulting fee of $1,000.

On March 2, 2020, Michael Aniff was appointed as Secretary of the Company. In connection with his appointment, on March 2, 2020, the Company entered into a consulting agreement with Mr. Aniff, pursuant to which Mr. Aniff has agreed to provide certain consulting services to the company. The Company has agreed to pay Mr. Aniff a monthly consulting fee of $2,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Fei Hao 1100 Town and Country Road, Suite 1250 Orange, CA 92868	46,000,000	94.978%
Directors and Executive Officers as a Group	46,000,000	94.978%

_______________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 31, 2020. As of May 31, 2020, there were 48,432,300 shares of our common stock issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

We have entered into the following material related party transactions:

On January 15, 2020, Fei Hao was appointed as President, Chief Executive Officer, Secretary and member of the Board of Directors of the Company. On March 2, 2020, Fei Hao resigned as Secretary of the Company. Ms. Hao remains in her positions as President, Chief Executive Officer and member of the Board of Directors.

On March 2, 2020, the Company entered into a consulting agreement with Ms. Hao, pursuant to which Ms. Hao has agreed to provide certain consulting services to the company. The Company has agreed to pay Ms. Hao a monthly consulting fee of $1,000.

On January 15, 2020, Lixin He was appointed as Chief Financial Officer and Treasurer of the Company. In connection with his appointment, on March 2, 2020, the Company entered into a consulting agreement with Mr. He, pursuant to which Mr. He has agreed to provide certain consulting services to the company. The Company has agreed to pay Mr. He a monthly consulting fee of $1,000.

On March 2, 2020, Michael Aniff was appointed as Secretary of the Company. In connection with his appointment, on March 2, 2020, the Company entered into a consulting agreement with Mr. Aniff, pursuant to which Mr. Aniff has agreed to provide certain consulting services to the company. The Company has agreed to pay Mr. Aniff a monthly consulting fee of $2,000.

Demand Promissory Note, dated April 20, 2018 whereby Mr. Yu Wu loaned the Company $30,000 at an annual interest rate of 2.67%. Demand Promissory Note, dated June 1, 2018 whereby Mr. Yu Wu loaned the Company $30,000 at an annual interest rate of 2.67%. As of March 31, 2020, $30,000 note and interest of $2,000 were repaid to the holder and $30,000 note and $570 of accrued interest was forgiven by Mr. Yu Wu, and there is no outstanding balance.

During the year ended March 31, 2020, the Company recorded $4,000 in management fees to three officers of the Company and $9,000 to a former officer, who resigned as of January 15, 2020, and $4,000 to a former director, who resigned as of February 28, 2019. As of March 31, 2020, and 2019, there were accrued management fees of $15,000  and $14,000 owing to these officers and former director, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2020 and for fiscal year ended March 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended March 31, 2020	Year Ended March 31, 2019

Audit Fees	$8,000.00	$2,000.00
Audit-Related Fees	3,000.00	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$11,000.00	$2,000.00

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	April 23, 2019
3.2	By-Laws	S-1	3.2	April 23, 2019
(10)	Material Contracts
10.1	Consulting Agreement with President, CEO and Director Fei Hao	8-K/A	10.1	March 9. 2020
10.2	Consulting Agreement with Treasurer and CFO Lixin He	8-K/A	10.2	March 9. 2020
10.3	Consulting Agreement with Secretary Michael Aniff	8-K/A	10.3	March 9. 2020
(14)	Code of Ethics
14.1	Code of Ethics	S-1	14.1	April 23, 2019
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KENLOC, INC.

Dated: June 25, 2020	By:	/s/ Fei Hao
Fei Hao
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 25, 2020	/s/ Fei Hao
Fei Hao
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 25, 2020	/s/ Lixin He
Lixin He
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

