Form 10-Q
period 2020-06-30
Kenloc, Inc.
filed 2020-08-14
CIK 1742491

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-230996

KENLOC, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	82-4678102
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1100 Town and Country Road, Suite 1250, Orange, California	94065
(Address of principal executive offices)	(zip code)

(657) 235-5016

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of August 14, 2020, registrant had outstanding 48,432,300 shares of the registrant's common stock at a par value of $0.0001 per share.

FORM 10-Q

KENLOC, INC.

2

PART I. FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Kenloc, Inc.

ITEM 1. FINANCIAL STATEMENTS

Kenloc, Inc.

Unaudited Financial Statements

For the Three Months Ended June 30, 2020

3

Kenloc, Inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	June 30,	March 31,
	2020	2020
ASSETS
Current Assets
Cash	$63,538	$90,454
Total Current Assets	63,538	90,454

TOTAL ASSETS	$63,538	$90,454

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,491	$3,986
Accrued management fees	19,000	15,000
Due to related parties	102,000	102,000
Total Current Liabilities	139,491	120,986

Total Liabilities	139,491	120,986

Shareholders' Deficit
Preferred stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common stock: 160,000,000 shares authorized; $0.0001 par value 48,432,300 and 48,432,300 shares issued and outstanding, respectively	4,843	4,843
Additional paid in capital	181,089	181,089
Accumulated deficit	(261,885)	(216,464)
Total Shareholders' Deficit	(75,953)	(30,532)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$63,538	$90,454

The accompanying notes are an integral part of these unaudited financial statements.

F-1

Kenloc, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019

Operating Expenses
General and administrative	$13,895	$6,050
Professional fees	31,526	1,001
Total operating expenses	45,421	7,051

Operating Loss	(45,421)	(7,051)

Other expense
Interest expense	–	(413)
Total other expenses	–	(413)

Net loss before income taxes	(45,421)	(7,464)
Provision for income taxes	–	–
Net Loss	$(45,421)	$(7,464)

Comprehensive Loss	$(45,421)	$(7,464)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	48,432,300	48,370,000

The accompanying notes are an integral part of these unaudited financial statements.

F-2

Kenloc, Inc.

Condensed Statements of Changes in Shareholders’ Deficit

(Unaudited)

For the Three Months Ended June 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2020	48,432,300	$4,843	$181,089	$(216,464)	$(30,532)
Net Loss	–	–	–	(45,421)	(45,421)
Balance - June 30, 2020	48,432,300	$4,843	$181,089	$(261,885)	$(75,953)

For the Three Months Ended June 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2019	4,837,000	$4,837	$23,463	$(136,053)	$(107,753)
Net Loss	–	–	–	(7,464)	(7,464)
Balance - June 30, 2019	4,837,000	$4,837	$23,463	$(143,517)	$(115,217)

The accompanying notes are an integral part of these unaudited financial statements.

F-3

Kenloc, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,421)	$(7,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	14,505	(781)
Accrued management fees	4,000	(5,000)
Accrued interest, related party	–	413
Net cash used in operating activities	(26,916)	(12,832)

Net change in cash for period	(26,916)	(12,832)
Cash at beginning of period	90,454	70,118
Cash at end of period	$63,538	$57,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

F-4

Kenloc, Inc.

Notes to Unaudited Financial Statements

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Going Concern

The accompanying unaudited condensed financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2020, the Company had an accumulated deficit of $261,885. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

F-5

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 26, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $63,538 and $90,454 in cash and cash equivalents as of June 30, 2020 and March 31, 2020, respectively.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3.	Related Party Transactions

Due to Related Parties

As of March 31, 2019, there was $100,000 due to Lucas Yu Wu, who was the Company’s majority shareholder, officer and director, respectively until his resignation on January 15, 2020. In addition to the $100,000 owed to Mr. Wu, Mr. Wu also made payments on behalf of the Company for $4,000 to service providers for services received by the Company. During the year ended March 31, 2020, Mr. Wu forgave both the $100,000 and $4,000 owed to him. Subsequent to the forgiveness of the $100,000 and $4,000, but prior to March 31, 2020, Mr. Wu made an additional advance to the Company of $19,000 of which the Company repaid him $10,000; accordingly. As of June 30, 2020, and March 31, 2020, there was net balance owed to Mr. Wu of $9,000. The advances bear no interest, were due on demand, and were not secured by the Company’s assets

F-6

As of June 30, 2020, and March 31, 2020, there were advances $93,000 and $93,000 owing to our majority shareholder, officer, and director, respectively. The advances bear no interest, were due on demand, and were not secured by the Company’s assets.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to Mr. Wu, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after demand and have an annual interest rate of 2.67%. As of March 31, 2020, $30,000 note and interest of $2,000 were repaid to the holder and $30,000 note and $570 of accrued interest was forgiven by Mr. Wu.

Notes payable and accrued interest as of June 30, 2020 and March 31, 2020, were $0. For the periods ended June 30, 2020 and June 30, 2019, interest expense was $0 and $413, respectively.

Management fees

During the period ended June 30, 2020, the Company recorded $12,000 in management fees to officers of the Company. As of June 30, 2020, and March 31, 2020, there were accrued management fees of $19,000 and $15,000 owing to our officers and former directors, respectively.

4.	Subsequent Events

Management evaluated all events subsequent to the balance sheet date through the date these financial statements were available to be issued.

F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

________________________

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

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited financial statements for the three months ended June 30, 2020 and 2019 and accompanying notes appended thereto that are included in this quarterly report.

Three months Ended June 30, 2020 and 2019

We have not earned revenues since inception of the company on February 12, 2018. Our operating results for the three months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended
	June 30,
	2020	2019	Increase
Revenue	$–	$–	$–
Operating expenses	$45,421	$7,051	$38,370
Other expense	$–	$413	$(413)
Net loss	$45,421	$7,464	$37,957

Operating Expenses

For the three months ended June 30, 2020, operating expenses were $31,526 for professional fees, $12,000 to officers of the Company for a management fees and $1,895 for office expenses.

For the three ended June 30, 2019, operating expenses were $1,001 for professional fees, $6,000 to officers of the Company for a management fees and $50 for office expenses.

Other Expenses

For the three months ended June 30, 2020 and 2019, other expenses were $0 and $413 for interest on loans from a related party, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2020 and March 31, 2020, respectively.

Working Capital

	June 30,	March 31,	Increase
	2020	2020	(Decrease)
Current Assets	$63,538	$90,454	$(26,916)
Current Liabilities	$139,491	$120,986	$18,505
Working Capital (Deficiency)	$(75,953)	$(30,532)	$45,421

Cash Flows

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Cash used in operating activities	$26,916	$12,832	$14,084
Cash provided by financing activities	$–	$–	$–
Net Increase (Decrease) In Cash for period	$(26,916)	$(12,832)	$(14,084)

As of June 30, 2020, and March 31, 2020, our current assets were $63,538 and $90,454, respectively, solely from cash.

As of June 30, 2020, our current liabilities were $139,491 compared to $120,986 in current liabilities as of March 31, 2020. Stockholders’ deficit was $75,953 as of June 30, 2020, compared to stockholders' deficit of 30,532 as of March 31, 2020. As of June 30, 2020, current liabilities consisted primarily from $102,000 to related parties and $19,000 management fees payable to the Company’s officers, whereas as of March 31, 2020, current liabilities consisted primarily from $102,000 to related parties and $15,000 management fees payable to the Company’s officers.

Operating Activities

Net cash used in operating activities during the three months ended June 30, 2020 was $26,916, compared to $12,832 net cash used in operating activities during the three months ended June 30, 2019.

Financing Activities

Cash used in financing activities during the three months ended June 30, 2020 and 2019 were $0, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2020 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended June 30, 2020 or 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

** XBRL (Extensive Business Reporting Language) information is furnished and not filed or a party of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenloc, Inc.

Dated: August 14, 2020	By:	/s/ Fei Hao__________________________ Fei Hao President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Lixin He_________________________ Lixin He Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer

