Form 10-Q
period 2020-09-30
Kenloc, Inc.
filed 2020-11-13
CIK 1742491

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

As of November 11, 2020, registrant had outstanding 48,432,300 shares of the registrant's common stock at a par value of $0.0001 per share.

FORM 10-Q

KENLOC, INC.

2

PART I. FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Kenloc, Inc.

ITEM 1. FINANCIAL STATEMENTS

Kenloc, Inc.

Unaudited Financial Statements

For the Six Months Ended September 30, 2020

3

Kenloc, Inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	September 30,	March 31,
	2020	2020
ASSETS
Current Assets
Cash	$31,720	$90,454
Total Current Assets	31,720	90,454

TOTAL ASSETS	$31,720	$90,454

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,747	$3,986
Accrued management fees	27,000	15,000
Due to related parties	102,000	102,000
Total Current Liabilities	144,747	120,986

Total Liabilities	144,747	120,986

Shareholders' Deficit
Preferred stock: 40,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	–	–
Common stock: 160,000,000 shares authorized; $0.0001 par value 48,432,300 and 48,432,300 shares issued and outstanding, respectively	4,843	4,843
Additional paid in capital	181,089	181,089
Accumulated deficit	(298,959)	(216,464)
Total Shareholders' Deficit	(113,027)	(30,532)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$31,720	$90,454

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Expenses:
General and administrative	$13,555	$4,165	$27,450	$10,215
Professional fees	23,519	9,863	55,045	10,864
Total operating expenses	37,074	14,028	82,495	21,079

Operating Loss	(37,074)	(14,028)	(82,495)	(21,079)

Other expense
Interest expense	–	(417)	–	(830)
Total other expenses	–	(417)	–	(830)

Net loss before income taxes	(37,074)	(14,445)	(82,495)	(21,909)
Provision for income taxes	–	–	–	–
Net Loss	$(37,074)	$(14,445)	$(82,495)	$(21,909)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	48,432,300	48,371,250	48,432,300	48,370,625

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Condensed Statements of Changes in Shareholders’ Deficit

(Unaudited)

For the Three and Six Months Ended September 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2020	48,432,300	$4,843	$181,089	$(216,464)	$(30,532)
Net Loss	–	–	–	(45,421)	(45,421)
Balance - June 30, 2020	48,432,300	4,843	181,089	(261,885)	(75,953)
Net Loss	–	–	–	(37,074)	(37,074)
Balance - September 30, 2020	48,432,300	$4,843	$181,089	$(298,959)	$(113,027)

For the Three and Six Months Ended September 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2019	48,370,000	$4,837	$23,463	$(136,053)	$(107,753)
Net Loss	–	–	–	(7,464)	(7,464)
Balance - June 30, 2019	48,370,000	4,837	23,463	(143,517)	(115,217)
Issuance of common shares	2,300	–	862	–	862
Net Loss	–	–	–	(14,445)	(14,445)
Balance - September 30, 2019	48,372,300	$4,837	$24,325	$(157,962)	$(128,800)

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,495)	$(21,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	11,761	913
Accrued management fees	12,000	(6,000)
Due to related parties	–	4,000
Accrued interest, related party	–	830
Net cash used in operating activities	(58,734)	(22,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	862
Net cash provided by Financing Activities	–	862

Net change in cash for period	(58,734)	(21,304)
Cash at beginning of period	90,454	70,118
Cash at end of period	$31,720	$48,814

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

Kenloc, Inc.

Notes to Financial Statements

September 30, 2020

(Unaudited)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2020 except that the Company has . The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Going Concern

The accompanying unaudited condensed financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company had an accumulated deficit of $298,959. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 26, 2020.

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

Cash

The Company had $31,720 and $90,454 in cash as of September 30, 2020 and March 31, 2020, respectively.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

As of March 31, 2019, there was $100,000 due to Lucas Yu Wu, who was the Company’s majority shareholder, officer and director, respectively until his resignation on January 15, 2020. In addition to the $100,000 owed to Mr. Wu, Mr. Wu also made payments on behalf of the Company for $4,000 to service providers for services received by the Company. During the year ended March 31, 2020, Mr. Wu forgave both the $100,000 and $4,000 owed to him. Subsequent to the forgiveness of the $100,000 and $4,000, but prior to March 31, 2020, Mr. Wu made an additional advance to the Company of $19,000 of which the Company repaid him $10,000; accordingly. As of September 30, 2020, and March 31, 2020, there was net balance owed to Mr. Wu of $9,000. The advances bear no interest, were due on demand, and were not secured by the Company’s assets.

As of September 30, 2020, and March 31, 2020, there were advances of $93,000 owing to our majority shareholder, officer, and director, respectively. The advances bear no interest, were due on demand, and were not secured by the Company’s assets.

Notes Payable

On April 10, 2018 and June 1, 2018, the Company issued to Mr. Wu, two promissory notes of $30,000 totaling to $60,000, respectively. Unpaid balances are due within 30 days after demand and have an annual interest rate of 2.67%. As of March 31, 2020, $30,000 note and interest of $2,000 were repaid to the holder and $30,000 note and $570 of accrued interest was forgiven by Mr. Wu.

Notes payable and accrued interest as of September 30, 2020 and March 31, 2020, were $0. For the six months ended September 30, 2020 and September 30, 2019, interest expense was $0 and $830, respectively.

Management fees

During the six months ended September 30, 2020, the Company recorded $24,000 in management fees to officers of the Company. As of September 30, 2020, and March 31, 2020, there were accrued management fees of $27,000 and $15,000 owing to our officers and former directors, respectively.

NOTE 4 – SUBSEQUENT EVENTS

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

Our mission is to assist investors in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase of a real estate investment property. We expect to initially focus our marketing efforts in California, where vast amounts of real estate properties were destroyed during the 2017 Tubbs Fire1 and other fires.

Due to the coronavirus pandemic, our assessment has been that our Chinese investor contacts have been more reluctant to pursue real estate investments in the United States. This may be due to the impact the pandemic has had on the availability and liquidity of investment capital, along with the perception of uncertainty surrounding the United States with respect to the impact of the pandemic and also the political and economic policies of the United States as they affect Chinese investors and businesses.

The aforementioned impact of the pandemic and the discussed uncertainties are affecting our business and our prospects which could have a material adverse impact on the financial results and business operations of the Company.

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

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited financial statements for the six months ended September 30, 2020 and 2019 and accompanying notes appended thereto that are included in this quarterly report.

Three months Ended September 30, 2020 and 2019

We have not earned revenues since inception of the company on February 12, 2018. Our operating results for the three months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Revenue	$–	$–	$–
Operating expenses	$37,074	$14,028	$23,046
Other expense	$–	$417	$(417)
Net loss	$37,074	$14,445	$22,629

Operating Expenses

For the three months ended September 30, 2020, operating expenses were $23,519 for professional fees, $12,000 to officers of the Company for a management fees and $1,555 for office expenses.

For the three months ended September 30, 2019, operating expenses were $9,863 for professional fees, $4,000 to officers of the Company for a management fees and $165 for office expenses.

Other Expenses

For the three months ended September 30, 2020 and 2019, other expenses were $0 and $417 for interest on loans from a related party, respectively.

Six months Ended September 30, 2020 and 2019

We have not earned revenues since inception of the company on February 12, 2018. Our operating results for the six months ended September 30, 2020 and 2019, are as follows:

	Six Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Revenue	$–	$–	$–
Operating expenses	$82,495	$21,079	$61,416
Other expense	$–	$830	$(830)
Net loss	$82,495	$21,909	$60,586

Operating Expenses

For the six months ended September 30, 2020, operating expenses were $55,045 for professional fees, $24,000 to officers of the Company for a management fees and $3,450 for office expenses

For the six months ended September 30, 2019, operating expenses were $10,864 for professional fees, $10,000 to officers of the Company for a management fees and $215 for office expenses.

Other Expenses

For the six months ended September 30, 2020 and 2019, other expenses were $0 and $830 for interest on loans from a related party, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2020 and March 31,2020, respectively.

Working Capital

	September 30,	March 31,	Increase
	2020	2020	(Decrease)
Current Assets	$31,720	$90,454	$(58,734)
Current Liabilities	$144,747	$120,986	$23,761
Working Capital Deficiency	$(113,027)	$(30,532)	$82,495

Cash Flows

	Six Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Cash used in operating activities	$58,734	$22,166	$36,568
Cash provided by financing activities	$–	$862	$(862)
Net Increase (Decrease) In Cash for period	$(58,734)	$(21,304)	$(37,430)

As of September 30, 2020, and March 31, 2020, our current assets were $31,720 and $90,454, respectively, solely from cash.

As of September 30, 2020, our current liabilities were $144,747 compared to $120,986 in current liabilities as of March 31, 2020. Stockholders’ deficit was $113,027 as of September 30, 2020, compared to stockholders' deficit of $30,532 as of March 31, 2020. As of September 30, 2020, current liabilities consisted primarily of $102,000 due to related parties and $27,000 for management fees payable to the Company’s officers, whereas as of March 31, 2020, current liabilities consisted primarily from $102,000 due to related parties and $15,000 management fees payable to the Company’s officers.

Operating Activities

Net cash used in operating activities during the six months ended September 30, 2020 was $58,734, compared to $22,166 net cash used in operating activities during the six months ended September 30, 2019.

Financing Activities

Cash provided by financing activities during the six months ended September 30, 2020 and 2019 were $0 and $862, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no material off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three month period ended September 30, 2020 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three month period ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended September 30, 2020 or 2019.

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

Kenloc, Inc.

Dated: November 13, 2020	By:	/s/ Fei Hao Fei Hao President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2020	By:	/s/ Lixin He Lixin He Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer

